Form 10-Q
period 2009-03-31
SRKP 21 Inc
filed 2009-04-14
CIK 1421526

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 005-53017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐ .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,096,390 shares of common stock, par value $.0001 per share, outstanding as of April 13, 2009.

ii

SRKP 21, INC.

- INDEX -

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

The results for the period ended March 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2008.

SRKP 21, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$16,110	$3,592

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$72,500	$47,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value 100,000,000 shares authorized, 7,096,390 issued and outstanding	710	710
Additional paid-in capital	6,790	6,790
(Deficit) accumulated during development stage	(63,890)	(51,408)

Total Stockholders' Equity (Deficit)	(56,390)	(43,908)

	$16,110	$3,592

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 21, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from
	For the Three	For the Three	October 11, 2007
	Months Ended	Months Ended	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

REVENUE	$—	$—	$—

EXPENSES	12,482	18,002	63,890

NET (LOSS)	$(12,482)	$(18,002)	$(63,890)

NET (LOSS) PER COMMON SHARE-BASIC	$ *	$ *

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,096,390	7,096,390

*  Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 21, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	For the Three	For the Three	October 11, 2007
	Months Ended	Months Ended	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net (loss)	$(12,482)	$(18,002)	$(63,890)

Net Cash (Used In) Operating Activities	(12,482)	(18,002)	(63,890)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash		-	5,000
Warrants issued for cash		-	2,500
Advances from stockholders	25,000	10,000	72,500

Net Cash Provided by Financing Activities	25,000	10,000	80,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS:	12,518	(8,002)	16,110

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,592	9,313	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,110	$1,311	$16,110

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

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
.
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

Earnings per Common Share
Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At March 31, 2009 and 2008, the only potential dilutive securities were 7,096,390 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

NOTE 4 - DUE TO STOCKHOLDERS

Since inception certain stockholders have advanced the Company $72,500 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

NOTE 5 – PENDING TRANSACTION

On March 3, 2009, the Company entered into a Share Exchange Agreement (the “Agreement”) with Attainment Holdings Limited, a British Virgin Islands corporation ("Attainment") and Excel Profit Global Group Limited, a British Virgin Islands corporation (“Excel”) and the sole shareholder of Attainment and, with respect to certain portions of the agreement, the following designees (the “Designees”):  Zhuo Chen, Keen Dragon Group Limited, Joyrise Holdings Limited, Hailan Zhang, Goldwide Holdings Limited, Richever Limited and Rong Yue. Pursuant to the agreement, the Company will issue an aggregate of 17,029,630 shares of its common stock, par value $0.0001 (the Common Stock”) to Excel and/or the Designees in exchange for 100% of the share capital of Attainment (the "Share Exchange").   Excel is the 100% parent of Attainment, which is the 100% parent of Luck Loyal International Investment Limited, a Hong Kong Corporation, which is the 100% parent of Shenzhen YuePengCheng Motor Co., Ltd, a company organized under the laws of the People’s Republic of China. Attainment will become a 100% owned subsidiary of SRKP 21, Inc.

Pursuant to the terms and conditions of the Agreement, the Company will cancel 5,016,390 shares of Common Stock and warrants to purchase 6,131,945 shares of common stock held by current stockholders such that its current stockholders will hold an aggregate of 2,080,000 shares of Common Stock immediately after the closing of the transactions contemplated by the Agreement.   Additionally, the Agreement provides that the Company will conclude a private placement offering resulting in proceeds of up to $8 million. As a result, approximately 25,035,556 shares of  Common Stock and warrants to purchase 964,444 shares of Common Stock will be issued and outstanding, after giving effect to the transactions contemplated by the Agreement.

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

The Company is currently considered to be a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company had assets equal to $16,110, comprised exclusively of cash.  This compares with assets of $3,592 comprised exclusively of cash, as of December 31, 2008.  The Company’s current liabilities as of March 31, 2009 totaled $72,500 comprised exclusively of monies due to stockholders.  This compares to the Company’s current liabilities as of December 31, 2008 of $47,500, comprised exclusively of monies due to stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	For the Cumulative Period from October 11, 2007 (Inception) to March 31, 2009
Net Cash (Used in) Operating Activities	$(12,482)	$(18,002)	$(63,890)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$25,000	$10,000	$80,000
Net Increase/(Decrease) in Cash and Cash Equivalents	$12,518	$(8,002)	$16,110

The Company has only cash assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 11, 2007 (Inception) to March 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2009, the Company had a net loss of $(12,482), comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 in February of 2009. This compares with a net loss of $(18,002) for the three months ending March 31, 2008, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB in January of 2008.

For the cumulative period from October 11, 2007 (Inception) to March 31, 2009, the Company had a net loss of $(63,890), comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the organization of the Company, the filing of the Company’s Registration Statement on Form 10-SB in January of 2008 and the filing of the Company’s Quarterly and Annual Reports on 10-Q and Form 10-K.

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

Item 4.  Controls and Procedures.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On March 3, 2009, the Company entered into a Share Exchange Agreement (the “Agreement”) with Attainment Holdings Limited, a British Virgin Islands corporation ("Attainment") and Excel Profit Global Group Limited, a British Virgin Islands corporation (“Excel”) and the sole shareholder of Attainment and, with respect to certain portions of the agreement, the following designees (the “Designees”):  Zhuo Chen, Keen Dragon Group Limited, Joyrise Holdings Limited, Hailan Zhang, Goldwide Holdings Limited, Richever Limited and Rong Yue. Pursuant to the agreement, the Company will issue an aggregate of 17,029,630 shares of its common stock, par value $0.0001 (the Common Stock”) to Excel and/or the Designees in exchange for 100% of the share capital of Attainment (the "Share Exchange").   Excel is the 100% parent of Attainment, which is the 100% parent of Luck Loyal International Investment Limited, a Hong Kong Corporation, which is the 100% parent of Shenzhen YuePengCheng Motor Co., Ltd, a company organized under the laws of the People’s Republic of China. Attainment will become a 100% owned subsidiary of SRKP 21, Inc.

Pursuant to the terms and conditions of the Agreement, the Company  will cancel 5,016,390 shares of Common Stock and warrants to purchase 6,131,945 shares of common stock held by current stockholders such that its current stockholders will hold an aggregate of 2,080,000 shares of Common Stock  immediately after the closing of the transactions contemplated by the Agreement.  Additionally, the Agreement provides that the Company will conclude a private placement offering resulting in proceeds of up to $8.0 million. As a result, approximately 25,035,556 shares of  Common Stock and warrants to purchase 964,444 shares of Common Stock will be issued and outstanding, after giving effect to the transactions contemplated by the Agreement.

If the transactions contemplated by the Agreement are completed there will be a change in control of the Company and the Company will assume the operations of Attainment and its subsidiaries.  In connection with the change in control, the board of directors will elect Fugui Wang, Jianrong Li, Guoqiang Zhang, Liang Tang and Mr. Shuiping Wang to the board of directors of our Company, with Fugui Wang serving as Chairman.   The current members of our board of directors, Richard A. Rappaport, our current President and Anthony C. Pintsopoulos, our Chief Financial Officer and Secretary will then resign from their director and officer positions with the Company.  In addition, concurrent with the closing of the Share Exchange, our board will appoint Yue Wang as our Chief Executive Officer, Haixia Zhang as our Chief Financial Officer and Corporate Secretary, Xiaobo Zhang as our Chief Administrative Officer, and Hongyang Chen as our Executive Vice President.  There can be no assurance that we will successfully consummate this transaction.

Item 6.  Exhibits.

(a)   Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 11, 2007.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form10-SB, as filed with the SEC on January 16, 2008 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRKP 21, INC.

Dated: April 13, 2009	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President and Director
Principal Executive Officer

Dated: April 13, 2009	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director
Principal Accounting Officer
Principal Financial Officer