Form 10-Q
period 2009-06-30
CHINA ELECTRIC MOTOR, INC.
filed 2009-08-21
CIK 1421526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File No.:  000-53017

CHINA ELECTRIC MOTOR, INC.
(Exact name of Registrant as specified in its charter)

Delaware	26-1357787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Sunna Motor Industry Park, Jian’an, Fuyong Hi-Tech Park, Baoan District, Shenzhen, Guangdong,
People’s Republic of China
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

86-0755-8149969
 (COMPANY’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The registrant had 20,342,537 shares of common stock, par value $0.0001 per share, outstanding as of August 18, 2009.

CHINA ELECTRIC MOTOR, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2009
INDEX

Part I. Financial Information

Item 1. Financial Statements

China Electric Motor, Inc. and Subsidiaries
Consolidated Balance Sheets
(In US Dollars)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$5,957,277	$2,655,808
Accounts receivable, net (Note 3)	7,962,398	5,239,785
Inventories, net (Note 4)	7,552,615	7,293,544
Other receivables and prepaid expense	-	15,103
Total current assets	21,472,290	15,204,240
Property and equipment, net (Note 5)	3,995,521	2,770,782
Total Assets	$25,467,811	$17,975,022

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable-trade	$2,130,204	$2,309,026
Accrued merger costs	625,000	-
Short-term note payable (Note 16)	500,000	-
Accrued liabilities and other payable	237,439	240,130
Various taxes payable	137,002	39,972
Wages payable	373,260	295,367
Corporate tax payable (Note 9)	774,194	469,435
Due to director (Note 6)	1,281,794	1,339,337
Total Current Liabilities	6,058,893	4,693,267

Commitments and Contingencies	-	-

Shareholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 19,923,555 and 17,029,630 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively. (Note 1)	1,992	1,703
Additional paid in capital (Note 7)	1,136,507	157,637
Accumulated other comprehensive income	1,093,443	1,089,031
Statutory surplus reserve fund (Note 8)	1,177,075	1,177,075
Retained earnings (unrestricted)	15,999,901	10,856,309
Total Shareholders' Equity	19,408,918	13,281,755
Total Liabilities and Shareholders' Equity	$25,467,811	$17,975,022

The accompanying notes are an integral part of these financial statements.

China Electric Motor, Inc. and Subsidiaries
Consolidated Statements of Operations
 (In US Dollars)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales	$22,319,384	$13,209,556	$41,212,530	$24,886,665
Cost of Goods Sold	(16,323,353)	(9,570,934)	(29,862,858)	(17,897,558)
Gross Profit	5,996,031	3,638,622	11,349,672	6,989,107
Operating Costs and Expenses:
Selling expenses	1,157,084	633,600	2,040,954	1,302,038
Merger cost	938,152	-	938,152	-
General and administrative expenses (Note 7)	559,626	263,731	874,889	539,703
Research and development	419,415	227,589	787,995	427,722
Depreciation	5,383	5,718	10,804	11,632
Total operating costs and expenses	3,079,660	1,130,638	4,652,794	2,281,095

Income From Operations	2,916,371	2,507,984	6,696,878	4,708,012
Other income (expenses)
Interest income	6,844	736	12,880	1,707
Imputed interest (Note 6)	(17,016)	(4,887)	(34,032)	(9,449)
Sundry income (expenses), net	(110)	(2,837)	(110)	(2,837)
Total other income (expenses)	(10,282)	(6,988)	(21,262)	(10,579)

Income before income taxes	2,906,089	2,500,996	6,675,616	4,697,433
Provision for income taxes (Note 9)	(774,715)	(451,381)	(1,532,024)	(847,561)

Net income	$2,131,374	$2,049,615	$5,143,592	$3,849,872

Basic earnings per share	$0.11	$0.12	$0.29	$0.23
Weighted average shares outstanding-basic	18,655,137	17,029,630	17,846,874	17,029,630

Diluted earnings per share	$0.11	$0.12	$0.28	$0.23
Weighted average shares outstanding-diluted	19,248,641	17,029,630	18,145,266	17,029,630

The accompanying notes are an integral part of these financial statements.

China Electric Motor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In US Dollars)
(unaudited)

	For the Six Months Ended
	June 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$5,143,592	$3,849,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	305,405	250,782
Imputed interest	34,032	9,449
Changes in operating assets and liabilities:
Accounts receivable-trade	(2,722,613)	(1,620,239)
Accrued merger costs	625,000	-
Other receivable and prepaid expenses	15,103	86,075
Inventories, net	(259,071)	(464,750)
Accounts payable and accrued liabilities	(178,822)	901,952
Various taxes payable	97,030	14,966
Wages payable	77,893	88,021
Corporate tax payable	304,759	345,428
Net cash provided by operating activities	3,442,308	3,461,556

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,533,415)	(299,338)
Net cash used by investing activities	(1,533,415)	(299,338)

Cash Flows From Financing Activities:
Proceeds of short-term loans	500,000	(164,520)
Proceeds of issued shares	945,127	-
Dividends paid	-	(2,088,600)
Due to related parties	(57,543)	268,040
Net cash provided (used) by financing activities	1,387,584	(1,985,080)

Effect of exchange rate changes on cash and cash equivalents	4,992	365,292
Increase in cash and cash equivalents	3,301,469	1,542,430
Cash and cash equivalents, beginning of year	2,655,808	1,588,778
Cash and cash equivalents, end of year	$5,957,277	$3,131,208

Supplemental disclosure information:
Interest expense paid	$-	$-
Income taxes paid	$1,226,684	$519,327

The accompanying notes are an integral part of these financial statements.

China Electric Motor, Inc. and Subsidiaries
Statements of Changes in Owners' Equity
 (U.S. Dollars)
(unaudited)

				Accumulated
			Additional	Other	Statutory	Retained	Total
	Capital Shares		Paid-in	Comprehensive	Reserve	Earnings	Shareholders'	Comprehensive
	Shares	Amount	Capital	Income	Fund	(Unrestricted)	Equity	Income

Balance
December 31, 2008	17,029,630	$1,703	$157,637	$1,089,031	$1,177,075	$10,856,309	$13,281,755

Reverse merger adjustment	2,080,000	208	(208)	-	-	-	-
Sale of common shares	813,925	81	945,046	-	-	-	945,127
Imputed interest	-	-	34,032	-	-	-	34,032
Net income	-	-	-	-	-	5,143,592	5,143,592	$5,143,592
Foreign currency translation adjustments	-	-	-	4,412	-	-	4,412	4,412
Comprehensive income	-	-	-	-	-	-	-	$5,148,004
Balance June 30, 2009 (unaudited)	19,923,555	$1,992	$1,136,507	$1,093,443	$1,177,075	$15,999,901	$19,408,918

The accompanying notes are an integral part of these financial statements.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

China Electric Motor, Inc. (“Motor”, formerly SRKP 21, Inc.) was incorporated in the State of Delaware on October 11, 2007, and was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On May 6, 2009, we (i) closed a share exchange transaction, described below, pursuant to which SRKP 21 became the 100% parent of Attainment Holdings Limited (“Attainment”), (ii) assumed the operations of Attainment and its subsidiaries, including Shenzhen YuePengCheng Motor Co., Ltd (“YuePengCheng”), and (iii) changed its name from SRKP 21, Inc. to China Electric Motor, Inc. YuePengCheng was incorporated in November 1999 in Shenzhen City, Guangdong Province, PRC.  Luck Loyal International Investment Limited (“Luck Loyal”) is primarily a holding company and was founded in Hong Kong in October 2004.  Attainment is primarily a holding company founded in the British Virgin Islands in July 2008.

Attainment was incorporated in the British Virgin Islands (“BVI”) on July 28, 2008.  As at December 31, 2008, Attainment had 50,000 capital shares authorized with $1.00 par value and one share issued and outstanding.  The sole shareholder of Attainment is Excel Profit Global Group Limited (“Excel Profit”), which in turn solely owned by Mr. To Chau Sum, a Hong Kong citizen.

Luck Loyal was incorporated in Hong Kong (“HK”) on October 15, 2004.  As at December 31, 2008, Luck Loyal had 10,000 shares authorized with one Hong Kong Dollar (“HKD”) par value and one share issued and outstanding.  The sole shareholder of Luck Loyal is Attainment.

YuePengCheng was incorporated in the City of Shenzhen of the People’s Republic of China (“PRC”) on November 19, 1999.  YuePengCheng mainly engages in production, marketing, sales and research and development of specialized micro-motor products for the domestic and international market.

Shenzhen YuePengDa Development Enterprises (“YuePengDa”), a company owned by the son of YuePengCheng’s President, and Taiwan Qiling Shashi Enterprises (“Qiling”), a company owned by a relative of YuePengChang's Director, were YuePengCheng’s original owners and held 75% and 25% of total interest of YuePengCheng, respectively.

In November 2007, Qiling entered an ownership transfer agreement with Luck Loyal.  Pursuant to the agreement, Qiling agreed to transfer all of its interest in YuePengCheng to Luck Loyal at a price of Chinese Renminbi (“RMB”) 2.5 million.

In September 2008, for restructuring purposes, Luck Loyal acquired the 75% remaining balance of ownership of YuePengCheng from YuePengDa under an ownership transfer agreement. Pursuant to the agreement, Luck Loyal agreed to pay YuePengDa RMB 7.5 million for the ownership transfer.  Thereafter, Luck Loyal became YuePengCheng’s sole owner.

For accounting purposes, this transaction is being accounted for as a reverse merger. The transaction has been treated as a recapitalization of Attainment Holdings and its subsidiaries, with China Electric Motor  (the legal acquirer of Attainment and its subsidiaries including YuePengCheng) considered the accounting acquiree and YuePengCheng , the only operating company, and whose management took control of China Electric Motor  (the legal acquiree of YuePengCheng) is considered the accounting acquirer.  The Company did not recognize goodwill or any intangible assets in connection with the transaction.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Motor and its subsidiaries – Attainment, Luck Loyal and YuePengCheng shall be collectively referred throughout as the “Company.”  To summarize the paragraphs above, the organization and ownership structure of the Company is currently as follows:

Share Exchange Agreement

On March 3, 2009, SRKP 21 entered into a Share Exchange Agreement with Attainment Holdings, Excel Profit as the sole shareholder of Attainment Holdings, and as to certain portions of the agreement, certain designees.  Pursuant to the Share Exchange Agreement, as it was amended on May 6, 2009 (the “Exchange Agreement”), SRKP 21 agreed to issue an aggregate of 17,029,630 shares of its common stock in exchange for all of the issued and outstanding securities of Attainment Holdings (the “Share Exchange”).  The Share Exchange closed on May 6, 2009.

Upon the closing of the Share Exchange, SRKP 21 issued an aggregate of 17,029,630 shares of its common stock to the Excel Profit and the designees in exchange for all of the issued and outstanding securities of Attainment Holdings.  Prior to the closing of the Share Exchange and the initial closing of the Private Placement, as described below, stockholders of SRKP 21 canceled an aggregate of 5,016,390 shares held by them such that there were 2,080,000 shares of common stock outstanding immediately prior to the Share Exchange.  SRKP 21 stockholders also canceled an aggregate of 6,131,945 warrants to purchase shares of common stock such that the stockholders held an aggregate of 964,444 warrants immediately after the Share Exchange.  Immediately after the closing of the Share Exchange and initial closing of the Private Placement, we had 19,602,222 outstanding shares of common stock, no shares of Preferred Stock, no options, and warrants to purchase 964,444 shares of common stock.

Pursuant to the terms of the Share Exchange, we agreed to register all of the 2,080,000 shares of common stock held by the original SRKP 21 stockholders and all of the 964,444 shares of common stock underlying the 964,444 warrants held by the original SRKP 21 stockholders.  Of the 2,080,000 shares and 964,444 shares underlying warrants, 424,529 shares and 196,844 shares underlying warrants will be included in the registration statement filed in connection with the Private Placement, as described below, and 1,655,471 shares and 767,600 shares underlying warrants will be included in a subsequent registration statement filed by us within 10 days after the end of the six-month period that immediately follows the date on which we file the registration statement to register the shares issued in the Private Placement.   We also agreed to pay an aggregate of $600,000 in connection with the Share Exchange, of which $350,000 will be paid to the placement agent and $250,000 to a third party unaffiliated with the Company, SRKP 21 or the placement agent.

Immediately after the closing of the Share Exchange, on May 6, 2009, SRKP 21 changed its corporate name from “SRKP 21, Inc.” to “China Electric Motor, Inc.” Our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Preparation

The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”). Interim results are not necessarily indicative of the results for the full year.

In the opinion of the management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2009 and December 31, 2008, and the results of operations and cash flows for the three and six months ended June 30, 2009 and 2008, respectively.

b.	Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

c.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting year. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

d.	Fair Values of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other current assets, taxes payable, accounts payable, accrued expenses and other payables. Management has estimated that the carrying amount approximates their fair value due to their short-term nature.

e.	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

f.	Accounts Receivable

Accounts receivables are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the amount provided as the allowance was incorrect, an adjustment, classified as a change in estimate, is made.

g.	Inventories

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management writes down the inventories to market value if it is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h.	Property and Equipment

Property and equipment are initially recognized and recorded at cost. Gains or losses on disposals are reflected as gain or loss in the period of disposal. The cost of improvements that extend the life of plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repairs and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets at cost less 5% for salvage value:

Machinery and Equipment	5 ~ 25 years
Office and Other Equipment	5 ~ 10 years

i.	Impairment of Long-Lived Assets

The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

j.	Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

k.	Revenue Recognition

The Company generates revenues from the sales of micro-motor products.  Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales are presented net of value added tax (VAT).  No return allowance is made as products returns are insignificant based on historical experience.

l.	Research and Development Costs

Research and development costs are expensed to operations as incurred. The Company spent $787,995 and $427,722, on direct research and development (“R&D”) efforts in the six months ended June 30, 2009 and 2008, respectively.

m.	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."  SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file to file a return in a particular jurisdiction).

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

n.	Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

o.	Foreign Currency Translation

The functional currency of Attainment and Luck Loyal is the Hong Kong Dollar (“HKD”). They maintain their financial statements using the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

The functional currency of YuePengCheng is the Renminbi (“RMB”), the PRC’s currency. It maintains its financial statements using its own functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the financial statements of Attainment and Luck Loyal, which are prepared in HKD, are translated into the Company’s reporting currency, United States Dollars (“USD”); the financial statements of YuePengCheng, which are prepared in RMB, are translated into the Company’s reporting currency, USD. Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholder’s equity.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Six Months Ended June 30, 2009	6.82476	6.82270
Six Months Ended June 30, 2008	6.85180	7.05020

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Six Months Ended June 30, 2009	7.74979	7.75250
Six Months Ended June 30, 2008	7.80092	7.81678

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

p.	Recently Issued Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

p.	Recently Issued Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SPAS 161 did not have a material impact on the Company’s financial position or results of operations.

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.
On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. For the Company, this FSP was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. For the Company, this FSP was effective beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP was effective for the Company beginning April 1, 2009 on a prospective basis.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

p.	Recently Issued Accounting Pronouncements (continued)

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140," amending the guidance on transfers of financial assets to, among other things, eliminate the qualifying special purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company's consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For the Company, this standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company's consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162," and approved—the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. For the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on the Company's consolidated results of operations or financial condition.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

q.	Recently adopted accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis did not have a significant impact on the Company’s financial statements.

FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company's financial statements or results of operations In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The Company has not elected the fair value option for any assets or liabilities under SFAS 159.

SFAS No. 123R, Share-Based Payment, an Amendment of SFAS No. 123, was issued in December 2004 and was effective as of the beginning of the Group’s 2006 fiscal year. SFAS No. 123R requires all share-based payments to qualified individuals, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their grant date fair values.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
	June 30,	December 31,
	2009	2008
Accounts receivable-trade	$7,965,642	$5,243,033
Allowance for doubtful accounts	(3,244)	(3,248)
Accounts receivable-trade, net	$7,962,398	$5,239,785

The change in the allowance for doubtful accounts between the reporting periods, as of June 30, 2009, and December 31, 2008 is displayed as follows:

	June 30,	December 31,
	2009	2008
Beginning of year	$(3,248)	$(3,036)
Effect of exchange rate changes	4	(212)
End of year	$(3,244)	$(3,248)

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 4 – INVENTORY

Inventory includes raw materials, work-in process (“WIP”), and finished goods.  Finished goods contain direct material, direct labor and manufacturing overhead and do not contain general and administrative costs.

Inventory consists of the following:
	June 30,	December 31,
	2009	2008
Raw materials	$2,487,343	$2,524,124
Finished goods	2,501,577	2,544,534
work-in process	2,563,695	2,224,886
Inventory, net	$7,552,615	$7,293,544

NOTE 5 – PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:
	June 30,	December 31,
	2009	2008
Machinery and equipment	$5,842,854	$4,314,429
Electronic, office and other equipment	182,770	182,963
Accumulated depreciation	(2,030,103)	(1,726,610)
Property and equipment, net	$3,995,521	$2,770,782

The depreciation expense for the three and six months ending June 30, 2009 and 2008 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Cost of goods sold	$151,196	$120,530	$294,601	$239,150
Operating expenses	5,383	5,718	10,804	11,632
Total	$156,579	$126,248	$305,405	$250,782

NOTE 6 – DUE TO DIRECTOR

Due to director consists of the following:
	June 30,	December 31,
	2009	2008
Due to director - Li, Jianrong: Luck Loyal loans	$1,281,794	$1,339,337

In November 2007 Luck Loyal acquired a 25% ownership interest in YuePengCheng from Qiling and in September 2008 acquired the remaining 75% ownership interest of YuePengCheng from YuePengDa Investment. Pursuant to the agreements, Luck Loyal agreed to pay Qiling and YuePengDa Investment RMB 2.5 million and RMB 7.5 million, respectively, for the ownership transfers. These amounts were paid out by a director of Luck Loyal, Ms. Li, Jianrong, personally in 2007 and 2008.

The other amounts that are due to Ms. Li, Jianrong consist of unsecured loans for working capital with no fixed repayment date.  The imputed interests are assessed as an expense to the business operation and an addition to the paid-in capital.  The calculation is performed monthly at annual rates in the range of 5.76 ~ 7.14% with the reference to the average short term loan rate announced by People’s Bank of China.

On March 25, 2009, Ms. Li, Jianrong entered into an agreement to convert the debt above into corresponding equity of China Electric Motor, Inc. at the time of China Electric Motor, Inc.’s anticipated public offering of its common stock based on the per share offering price.

The imputed interests is as follows:
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Imputed interest	$17,016	$4,887	$34,032	$9,449

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 7 – GENERAL AND ADMINISTRATIVE

For the three and six month periods ended June 30, 2009 and 2008, the general and administrative expenses is composed of the following:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Office expenses	$118,223	$35,473	$164,979	$57,693
Salary and benefits	139,742	85,055	252,992	128,011
Rent and utilities	40,638	39,314	81,243	78,624
Others	261,023	103,889	375,675	275,375
Total	$559,626	$263,731	$874,889	$539,703

NOTE 8 – STATUTORY RESERVES

As stipulated by the relevant laws and regulations for enterprises operating in PRC, the Company is required to make annual appropriations to a statutory surplus reserve fund. Specifically, the Company is required to allocate 10% of its profits after taxes, as determined in accordance with the PRC accounting standards applicable to the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Company.

NOTE 9 – INCOME TAX

The Company is registered and entitled as a “Hi-Tech Corporation” in PRC.  The Company has tax advantages granted by the local government for corporate income taxes and sales taxes.   The Company is entitled to have a 50% reduction on the normal tax rate of 15% commencing year 2005 for the following three consecutive years.  The Company’s tax advantages were abolished after the Enterprise Income Tax Law that took effect on January 1, 2008. The Company’s prior tax rate of 15% was changed to a rate of 18% in 2008.

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings may not be finalized.  It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

	Three months ended June 30,		Six months ended June 30,
Current income tax expense:	2009	2008	2009	2008
PRC Enterprises Income Tax	$774,715	$451,381	$1,532,024	$847,561

A reconciliation between the income tax computed at the PRC statutory rate and the Group’s provision for income tax is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
PRC preferential enterprises income tax rate	$20%	$18%	$20%	$18%

Effective January 1, 2008, the new "Law of the People's Republic of China on Enterprise Income Tax" was implemented. The new law requires that:

(i)	For all resident enterprises, domestic or foreign, the Enterprise Income Tax rate is unified 25%.
(ii)	Enterprises that are categorized as the "High Tech Enterprise" will have a reduced tax rate of 15%.
(iii)
From January 1, 2008 onwards, enterprises that enjoyed a preferential tax rate before, will need to adopt the new law within the next five years. Specifically; enterprises with a current preferential tax rate of 15% for 2007, the tax rate will be 18%, 20%, 22%, 24%, and 25% for the years ended December 31 2008, 2009, 2010, 2011, and 2012, respectively.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases its factory premises and staff quarters for approximately $300,000 per year. These operating leases expire on December 31, 2010.

Rent expense for these leases is $153,397 and $148,447 for the six months ended June 30, 2009 and 2008, respectively.

NOTE 11 – OPERATING RISK

Country risk

The Company has significant investments in the PRC. The operating results of the Company may be adversely affected by changes in the political and social conditions in the PRC and by changes in Chinese government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company can give no assurance that those changes in political and other conditions will not result in have a material adverse effect upon the Company’s business and financial condition.

NOTE 12– SEGMENT INFORMATION

The segment information for revenue is as follows:

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
China Mainland	$4,373,874	19.6%	$3,402,249	25.8%	$9,092,984	22.1%	$6,391,540	25.7%
Korea	3,689,410	16.5%	2,286,373	17.3%	7,633,627	18.5%	4,410,683	17.7%
Hong Kong	14,256,100	63.9%	7,520,934	56.9%	24,485,919	59.4%	14,084,442	56.6%
Total	$22,319,384		$13,209,556		$41,212,530		$24,886,665

The Company has not segregated business units for managing different products and services that the Company has been carrying and selling on the market.  The assets and resources of the Company have been utilized, on a corporate basis, for overall operations of the Company.  All revenues were from external sources for all reporting periods.

The following financial information indicates the revenue, cost, gross profit, and gross margin for major product and service categories for the three and six months ended June 30, 2009 and 2008, is as follows:

	Three months ended June 30,		Six months ended June 30,
Home Appliance Series:	2009	2008	2009	2008
Revenues	$15,614,016	$7,568,104	$28,366,802	$14,240,708
Cost of sales	12,140,649	5,966,798	21,723,003	11,083,838
Gross profits	$3,473,367	$1,601,306	$6,643,799	$3,156,870
Gross margin	22.25%	21.16%	23.42%	22.17%

	Three months ended June 30,		Six months ended June 30,
Auto Parts Series:	2009	2008	2009	2008
Revenues	$3,939,702	$3,729,887	$7,992,019	$7,057,918
Cost of sales	2,753,869	2,613,014	5,623,776	4,950,022
Gross profits	$1,185,833	$1,116,873	$2,368,243	$2,107,896
Gross margin	30.10%	29.94%	29.63%	29.87%

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 12– SEGMENT INFORMATION (continued)

	Three months ended June 30,		Six months ended June 30,
Digital Motor Series:	2009	2008	2009	2008
Revenues	$2,765,666	$1,911,565	$4,853,709	$3,588,039
Cost of sales	1,428,835	991,122	2,516,079	1,863,698
Gross profits	$1,336,831	$920,443	$2,337,630	$1,724,341
Gross margin	48.34%	48.15%	48.16%	48.06%

NOTE 13 – CONCENTRATION OF CREDIT RISK

A significant portion of the Company’s cash at June 30, 2009 and December 31, 2008, is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

For the six months ended June 30, 2009, two customers accounted for 11% and 10% of total sales, respectively. At June 30, 2009 those two customers accounted for 16% and 11% of trade receivables, respectively.

For the year ended December 31, 2008, three customers accounted for 11%, 10% and 10% of total sales, respectively. At December 31, 2008 those three customers accounted for 11%, 9%, and 10% of trade receivables, respectively.

NOTE 14 – DIVIDENDS PAID

In January 31, 2007, the board of the Company agreed and declared dividends of $1,287,700.  The dividends were paid out in May 2007 to its owners of that time – YuePengDa and Qiling, at a proportion of 75% and 25%, respectively.

In January 31, 2008, the board of the Company agreed and declared dividends of $2,088,600.  The dividends were paid out in May 2008 to its owners of that time – YuePengDa and Luck Royal, at a proportion of 75% and 25%, respectively.

NOTE 15 – COMMON STOCK

On May 6, 2009, concurrently with the close of the Share Exchange, we conducted an initial closing of a private placement transaction (the “Private Placement”).  Pursuant to Subscription Agreements entered into with the investors, we sold an aggregate of 492,592 shares of common stock at $1.35 per share, for gross proceeds of approximately $665,000.  In connection with the initial closing of the Private Placement, the Company issued a promissory note in the principal amount of $335,000, bearing no interest, to Chen Dong (the “Note”). The principal shall be due and payable by the Company on or before the earlier of (a) six months from the date of issuance of this Note or (b) upon the receipt by the Company after the date of the Note of at least $1 million in additional proceeds in the Private Placement.

On June 19, 2009, China Electric Motor, Inc. (the “Company”) conducted a second closing of a private placement that was initially reported in the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2009.  Pursuant to subscription agreements entered into with the investors, the Company sold an aggregate of 321,333 shares of common stock, $0.0001 par value per share, at $1.35 per share, for gross proceeds of approximately $433,800 (the “Private Placement”).

On July 17, 2009, China Electric Motor, Inc. (the “Company”) conducted a third closing of a private placement that was initially reported in the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2009.  Pursuant to subscription agreements entered into with the investors, the Company sold an aggregate of 418,982 shares of common stock, $0.0001 par value per share, at $1.35 per share, for gross proceeds of approximately $565,625 (the “Private Placement”).

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 16 – WARRANTS

Original Shareholders Warrants

Prior to the Share Exchange and Private Placement, the shareholders of SRKP 21 held an aggregate of 7,096,390 warrants to purchase shares of our common stock, and an aggregate of 6,131,945 warrants were cancelled in conjunction with the closing of the Share Exchange.  Immediately after the closing of the Share Exchange and Private Placement, the shareholders held an aggregate of 964,444 warrants with an exercise price of $0.0001. The warrant has a 5 year term and is not exercisable until at least one year from the date of Share Exchange.

The summary of the status of the Company’s outstanding warrants and changes during the period ended June 30, 2009 is as follows:

	June 30, 2009
	Number of	Average
	Warrants	Exercise Price
Original stockholders warrants	964,444	$0.0001
Exercised	-	$-
Forfeited/canceled	-	$-
End of the Period	964,444

NOTE 17 – BRIDGE LOANS

In connection with the initial closing of the Private Placement on May 6, 2009, the Company issued promissory notes in the principal amounts of $335,000 and $165,000, bearing no interest, to Chen Dong (the “Notes”). The principal shall be due and payable by the Company on or before the earlier of (a) six months from the date of issuance of this Note or (b) upon the receipt by the Company after the date of the Note of at least $1 million in additional proceeds in a Private Placement.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 18 – RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator
Net income available
to common stockholders	$2,131,374	$2,049,615	$5,143,592	$3,849,872

Denominator
Weighted-average shares outstanding
for earnings per share, basic	18,655,137	17,029,630	17,846,874	17,029,630

Effect of dilutive securities:
Warrants	593,504	-	298,392	-
Convertible preferred stock	-	-	-	-
Weighted-average shares outstanding
for earnings per share, diluted	19,248,641	17,029,630	18,145,266	17,029,630

Net income per share:
Basic	$0.11	$0.12	$0.29	$0.23
Diluted	$0.11	$0.12	$0.28	$0.23

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of China Electric Motor, Inc. (“China Electric”), China Electric’s wholly-owned subsidiary Attainment Holdings Limited (“Attainment Holdings”), and Attainment Holdings’ wholly-owned subsidiary Shenzhen YuePengCheng Motor Co., Ltd. (“Shenzhen YPC”) (collectively referred to throughout as the “Company,” “we,” “our,” and “us”).

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with its financial statements and the related notes, and the other financial information included in this report.  .”

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes, and the other financial information included in this Quarterly Report.

The information contained in this report includes some statements that are not purely historical and that are “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995.  This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, the current economic downturn adversely affecting demand for the our products; our reliance on our major customers for a large portion of our net sales; our ability to develop and market new products; our ability to raise additional capital to fund our operations; our ability to accurately forecast amounts of supplies needed to meet customer demand; market acceptance of our products; exposure to product liability and defect claims; fluctuations in the availability of raw materials and components needed for our products; protection of our intellectual property rights; changes in the laws of the PRC that affect our operations; inflation and fluctuations in foreign currency rates and various other matters, many of which are beyond our control. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur or if any of the risks or uncertainties described in elsewhere in this report occur. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

Through Shenzhen YPC, we engage in the design, production, marketing and sale of micro-motor products.  Our products, which are incorporated into household appliances, vehicles and other consumer devices are sold under our “Sunna” brand name.

We sell our products directly to original equipment manufacturers and to distributors and resellers.  We do not have any long-term sales contract with any of our customers.  As a result it is necessary for us to estimate, based in part on non-binding estimates by our customers and potential customers, the requirements for our products.  In addition, in some instances, we develop products based on anticipated customer demand with no assurance that we will receive the anticipated orders.  To the extent that we do not receive the anticipated orders or that our customers require products in greater quantities than

Recent Events

On March 3, 2009, SRKP 21, Inc., a Delaware corporation (“SRKP 21”), entered into a share exchange agreement, with Attainment Holdings, Attainment Holdings’ sole shareholder Excel Profit Global Group Limited, a British Virgin Islands corporation (“Excel Profit”), and as to certain portions of the agreement, certain designees, pursuant to which Excel Profit would transfer all of the issued and outstanding securities of Attainment Holdings to SRKP 21 in exchange for 17,029,630 shares of SRKP 21’s common stock.  The parties amended the share exchange agreement on May 6, 2009.  On May 6, 2009, the Share Exchange closed and we became a wholly-owned subsidiary of SRKP 21, which immediately changed its name to “China Electric Motor, Inc.” A total of 17,029,630 shares were issued to the former sole shareholder of Attainment Holdings and the designees.  We also agreed to pay an aggregate of $600,000 in connection with the Share Exchange, which includes $350,000 to the placement agent and $250,000 to a third party unaffiliated with the Company, SRKP 21 or the placement agent. Approximately $315,000 of the $600,000 has been paid, which includes $255,000 to the placement agent and $60,000 to the unaffiliated third party.

In addition, on May 6, 2009, concurrently with the close of the Share Exchange, we conducted an initial closing of a private placement transaction (the “Private Placement”).  Pursuant to Subscription Agreements entered into with the investors, we sold an aggregate of 492,592 shares of common stock at $1.35 per share.  As a result, we received gross proceeds in the amount of approximately $665,000. In connection with the initial closing of the Private Placement, the Company issued a promissory note in the principal amount of $335,000, bearing no interest, to Chen Dong (the “Note”). The principal shall be due and payable by the Company on or before the earlier of (a) six months from the date of issuance of this Note or (b) upon the receipt by the Company after the date of the Note of at least $1 million in additional proceeds in the Private Placement.  The placement agent was paid a commission of 8.5% of the gross proceeds from the Private Placement and was paid a due diligence fee of $40,000.

On June 19, 2009, we conducted a second closing of the private placement in which we sold an aggregate of 321,333 shares of common stock, at $1.35 per share, for gross proceeds of approximately $433,800. The placement agent was paid a commission of 8.5% of the gross proceeds from the second closing of the private placement, in addition to a success fee of approximately $8,200.

On July 17, 2009, we conducted a third closing of the private placement in which we sold an aggregate of 418,982 shares of common stock at $1.35 per share, for gross proceeds of approximately $565,625. The placement agent was paid a commission of 8.5% of the gross proceeds from the second closing of the private placement, in addition to a success fee of approximately $25,000.

Jianrong Li, one of our directors, shall convert approximately $1.3 million owed to her by Attainment Holdings into shares of the Company’s common stock on the effective date of the Company’s proposed firm commitment public offering (the “Public Offering”) which will occur concurrently with the Company’s proposed listing on the NYSE Amex, the conversion price of such to be equal to the per share price of the shares sold in the Public Offering (the conversion shall be known has the “Li Conversion”).

Critical Accounting Policies and Estimates

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The preparation of these condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience, actuarial valuations and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements. The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

Accounts Receivable

We use estimates in determining our allowance for bad debts that are based on our historical collection experience, current trends, credit policy and a percentage of our accounts receivable by aging category.  In determining these percentages, we review historical write-offs in our receivables.  In determining the appropriate reserve percentages, we also review current trends in the credit quality of our customers, as well as changes in our internal credit policies.

We maintain reserves for potential credit losses on accounts receivable.  Management review the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patters to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis.  Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than anticipated, or for customer-specific circumstances, such as financial difficulty.

We had no reserves for potential credit losses as of June 30, 2009 or December 31, 2008.

Inventories

Inventory levels are based on projections of future demand and market conditions.  Inventories are stated at cost, no in excess of market, using the weighted average cost method.  Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories.  Because most of our products are customized and unique to a particular customer, there is a risk that we will forecast inventory needs incorrectly and purchase or produce excess inventory.  As a result, actual demand may differ from forecasts, and such differences, if not managed, may have a material adverse effect on future results of operations due to required write-offs of excess or obsolete inventory.  To mitigate such exposure, we require a binding purchase order or a signed agreement by our customer agreeing to pay for and take possession of finished goods inventory parts for the duration of the agreement.

On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions.  To the extent that we increase our reserves for future period, operating income will be reduced.

Revenue Recognition

Our revenue recognition policies comply with Staff Accounting Bulletin (SAB) 104 and SFAS 48.  SAB 104 requires that revenue can only be recognized when it is realized or realizable and earned.  Revenue generally is realized or realizable and earned when all four of the following criteria have been met:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed and determinable; and (4) collectability is reasonably assured.  For products that are required to be examined by customers upon receiving shipments, sales revenue is recognized after the customer examination is passed.

In addition, our revenue recognition could be negatively impacted by returns.  For certain of our products which are customer specific, no returns are allowed.  We warrant our product for repair, only in the event of defects for one year from the date of shipment.  We charge such costs to costs of goods sold.  For our standardized products, returns are allowed within three days upon receipt of the products by customers.  We provide product warranty for repair one year from the date of shipment.  Historically, the returns and defect have not been material.

Results of Operations

The following table sets forth information from our statements of operations for the three and six months ended June 30, 2009 and 2008, in dollars and as a percentage of revenue (unaudited):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues
	(in thousands, except earnings per share)
Revenue	$22,319	100.00%	$13,210	100.00%	$41,213	100.00%	$24,887	100.00%
Cost of goods sold	(16,323)	73.1%	(9,571)	72.5%	(29,863)	72.5%	(17,898)	71.9%
Gross profit	5,996	26.9%	3,639	27.5%	11,350	27.5%	6,989	28.1%

Operating Costs and Expenses:
Selling expenses	1,157	5.2%	634	4.8%	2,041	5.0%	1,302	5.2%
Merger cost	938	4.2%	-	-	938	2.3%	-	-
General and administrative	560	2.5%	264	2.0%	875	2.1%	540	2.2%
Research and development	419	1.9%	228	1.7%	788	1.9%	428	1.7%
Depreciation	5	*	6	*	11	*	12	*
Total operating costs and expenses	3,080	13.8%	1,131	8.6%	4,653	11.3%	2,281	9.2%

Income from operations	2,916	13.1%	2,508	19.0%	6,697	16.2%	4,708	18.9%
Interest income	7	*	1	*	13	*	2	*
Imputed interest	(17)	*	(5)	*	(34)	*	(9)	*
Sundry income (expenses), net	*	*	(3)	*	*	*	(3)	*

Income before income taxes	2,906	15.0%	2,501	18.9%	6,676	16.2%	4,697	18.9
Provision for income taxes	(775)	3.5%	(451)	3.4%	(1,532)	3.7%	(848)	3.4%
Net income	$2,131	9.5%	$2,050	15.5%	5,144	12.5%	3,850	15.5%

Basic earnings per share	$0.11		$0.12		$0.29		$0.23
Diluted earnings per share	$0.11		$0.12		$0.28		$0.23
* Less than $1,000 or 1%.

Three Months Ended June 30, 2009 and 2008

Revenues for the three months ended June 30, 2009 were $22,319,384, an increase of 69%, compared to revenues of $13,209,556 for the three months ended June 30, 2008.  The increase in revenues was primarily attributable to a 100% increase in the number of micro-motor units sold, which was attributable to increased orders from new and existing customers.

Cost of goods sold consists of the cost of motor sales and other materials.  Cost of goods sold was $16,323,353 for the three months ended June 30, 2009, an increase of $6,752,419, or 70%, compared to $9,570,934 for the three months ended June 30, 2008.   This increase was primarily due to an increase in the prices of raw materials, particularly lacquered wire.  As a percentage of revenues, cost of goods sold increased to 73% for the three months ended June 30, 2009 compared to 72.5% for the comparable period in 2008.  This increase was attributable to an increase in revenues.

Gross profit for the three months ended June 30, 2009, was $5,996,031, or 26.9% of revenues, compared to $3,638,622, or 27.5% of revenues, for the comparable period in 2008.  Management considers gross profit to be a key performance indicator in managing our business.  Gross profit margins are usually a factor of cost of sales, product mix and demand for product.  The decrease in our gross profit margin for the three months ended June 30, 2009 is primarily due to a slight change in our product mix due to an increase of sales of our lower-profit products, which increased slightly faster than sales of our higher-profit products, which include our numerical control motor products.  Sales of our higher-profit products increased $972,094 in the three months ended June 30, 2009 from the comparable period in 2008.

Selling expenses were $1,157,084 for the three months ended June 30, 2009, compared to $633,600 for the comparable period in 2008.  The increase was due to our expansion of our team of sales representatives and an 83% increase in our sales volume.

We incurred merger costs of $938,152 in the three months ended June 30, 2009 related to the share exchange transaction which closed on May 6, 2009.

General and administrative expenses for the three months ended June 30, 2009 were $559,626, or 2.5% of revenues, compared to $263,731, or 2.0% of revenues, for the comparable period in 2008.  Other general and administrative expenses include office expenses, salary and benefits, rent and utilities and other expense.  The increase in general and administrative expenses for the three months ended June 30, 2009 as compared to the comparable period in 2008 was primarily due to an increase of $82,750 in office expenses, an increase of $54,687 in salary and benefit expenses, an increase of $1,324 in rent and utilities expenses and an increase of $157,134 in other expenses.  We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Research and development (“R&D”) costs were $419,415 or 1.9% of revenues in the three months ended June 30, 2009, compared to $227,589 or 1.7% of revenues in the comparable period in 2008, representing a 0.2% increase The increased spending on R&D in 2009 was primarily due to our increased research and development efforts on new products.  In the future, our R&D spending could increase to support the future growth of the company.  As a percent of revenues, we expect the R&D spending to be in the 2% to 3% range.

Interest income for the three months ended June 30, 2009 was $6,844 compared to interest income of $736 for the comparable period in 2008.  The increase in interest income is primarily due to an increased deposit balance in our bank account.

Income tax expenses for the three months ended June 30, 2009 were $774,715 as compared to income tax expenses of $451,381, for the comparable period in 2008.  The increase in income tax expense for the three months ended June 30, 2009 was primarily due to an increase in our taxable income in the three months ended June 30, 2009 and an increase in our tax rate to 20% for the three months ended June 30, 2009 from 18% in the comparable period in 2008.  Shenzhen YPC is registered in PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes.  On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%.  The new law became effective on January 1, 2008.  During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012.  We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

Net Income for the three months ended June 30, 2009 was $2,131,374 compared to $2,049,615 for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 and 2008

Revenues for the six months ended June 30, 2009 were $41,212,530, an increase of 65.6%, compared to revenues of $24,886,665 for the six months ended June 30, 2008.  The increase in revenues was primarily attributable to a 100% increase in the number of micro-motor units sold, which was attributable to increased orders from new and existing customers.

Cost of goods sold consists of the cost of motor sales and other materials.  Cost of goods sold was $29,862,858 for the six months ended June 30, 2009, an increase of $11,965,300, or 66.8%, compared to $17,897,558 for the six months ended June 30, 2008.  This increase was primarily due to an increase in the prices of raw materials, particularly lacquered wire.  As a percentage of revenues, cost of goods sold increased to 72.5% for the six months ended June 30, 2009 compared to 71.9% for the comparable period in 2008.  This increase was attributable to an increase in production.

Gross profit for the six months ended June 30, 2009, was $11,349,672, or 27.5% of revenues, compared to $6,989,107, or 28.1% of revenues, for the comparable period in 2008.  Management considers gross profit to be a key performance indicator in managing our business.  Gross profit margins are usually a factor of cost of sales, product mix and demand for product.  The decrease in our gross profit margin for the six months ended June 30, 2009 is primarily due to an increase of sales of our lower-profit products, which increased slightly faster than sales of our higher-profit products, which include our numerical control motor products.  Sales of our higher-profit products increased $1,842,265 in the six months ended June 30, 2009 from the comparable period in 2008.

Selling expenses were $2,040,954 for the six months ended June 30, 2009, compared to $1,302,038 for the comparable period in 2008.  The increase was due to our expansion of our team of sales representatives and a 77.5% increase in our sales volume.

We incurred merger costs of $938,152 in the six months ended June 30, 2009 related to the share exchange transaction which closed on May 6, 2009.

General and administrative expenses for the six months ended June 30, 2009 were $874,889, or 2.1% of revenues, compared to $539,703, or 2.2% of revenues, for the comparable period in 2008.  General and administrative expenses include office expenses, salary and benefits, rent and utilities and other expense.  The increase in general and administrative expenses for the six months ended June 30, 2009 as compared to the comparable period in 2008 was primarily due to an increase of $107,286 in office expenses, an increase of $124,981 in salary and benefit expenses, an increase of $2,619 in rent and utilities expenses and an increase of $100,300 in other expenses.  We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Research and development (“R&D”) costs were $787,995 or 1.9% of revenues in the six months ended June 30, 2009, compared to $427,722 or 1.7% of revenues in the comparable period in 2008, representing a 0.2% increase.  The increased spending on R&D in 2009 was primarily due to our increased research and development efforts on new products.

Interest income for the six months ended June 30, 2009 was $12,880 compared to interest income of $1,707 for the comparable period in 2008.  The increase in interest income is primarily due to an increased deposit balance in our bank account.

Income tax expenses for the six months ended June 30, 2009 were $1,532,024, as compared to income tax expenses of $847,561 for the comparable period in 2008.  The increase in income tax expense for the six months ended June 30, 2009 was primarily due to an increase in our taxable income in the six months ended June 30, 2009 and an increase in our tax rate to 20% for the six months ended June 30, 2009 from 17% in the comparable period in 2008.

Net Income for the six months ended June 30, 2009 was $5,143,592 compared to $3,849,872 for the six months ended June 30, 2008.

Liquidity and Capital Resources

We had cash and cash equivalents of $5,957,277 as of June 30, 2009, as compared to $2.7 million of December 31, 2008.  Our funds are kept in financial institutions located in China, and these funds are not insured.  We have historically funded our operations from revenues.

We agreed to pay an aggregate of $600,000 in connection with the Share Exchange, including $350,000 to the placement agent and $250,000 to a third party unaffiliated with the Company, SRKP 21 or the placement agent. Approximately $380,000 of the $600,000 has been paid.

Jianrong Li, one of our directors, shall convert approximately $1.3 million owed to her by Attainment Holdings into shares of the Company’s common stock on the effective date of the Company’s proposed firm commitment public offering (the “Public Offering”) which will occur concurrently with the Company’s listing on the NYSE Amex, the conversion price of such to be equal to the per share price of the shares sold in the Public Offering (the conversion shall be known has the “Li Conversion”).

We are subject to the regulations of the PRC which restricts the transfer of cash from China, except under certain specific circumstances.  Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

Our accounts receivable has been an increasingly significant portion of our current assets, representing $7.96 million as of June 30, 2009 and $5.2 million as of December 31, 2008.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected.  An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations.  A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

We provide our major customers with payment terms ranging from 30 to 60 days.  Additionally, our production lead time is approximately three weeks, from the inspection of incoming materials, to production, testing and packaging.  We need to keep a large supply of raw materials and work in process and finished goods inventory on hand to ensure timely delivery of our products to our customers.  We typically offer certain of our customers 30 to 90 days credit terms for payment.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry.  If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results.  We have not experienced any significant amount of bad debt since the inception of our operation.

As of June 30, 2009, inventories amounted to $7.6 million, as compared to $7.3 million as of December 31, 2008.

On May 6, 2009, we received gross proceeds of approximately $665,000 in an initial closing of a private placement transaction (the “Private Placement”).  Pursuant to Subscription Agreements entered into with the investors, we sold an aggregate of 492,592 shares of Common Stock at $1.35 per share.  In connection with the initial closing of the Private Placement, the Company issued a promissory note in the principal amount of $335,000, bearing no interest, to Chen Dong (the “Note”). The principal shall be due and payable by the Company on or before the earlier of (a) six months from the date of issuance of this Note or (b) upon the receipt by the Company after the date of the Note of at least $1 million in additional proceeds in the Private Placement.  We agreed to file a registration statement covering the common stock sold in the Private Placement within 30 days of the closing of the Share Exchange and to pay for all costs related to the registration of the shares.  The placement agent received an aggregate commission equal to 8.5% of the gross proceeds from the Private Placement, in addition a due diligence fee of $40,000.

On June 19, 2009, we conducted a second closing of the Private Placement.   Pursuant to Subscription Agreements entered into with the investors, we sold an aggregate of 321,333 shares of Common Stock at $1.35 per share for gross proceeds of approximately $433,800.  On July 17, 2009, we conducted a third closing of the Private Placement.  Pursuant to Subscription Agreements entered into with the investors, we sold an aggregate of 418,982 shares of common stock at $1.35 per share, for gross proceeds of approximately $565,625.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations.  Total contributions to the funds were approximately $2,857 and $8,056 for the three and six months ended June 30, 2009 and $6,179 and $11,985 for the three and six months ended June 30, 2008.  We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

Net cash provided by operating activities was $3,442,308 for the six months ended June 30, 2009, compared to net cash provided by operations of $3,461,556 for the six months ended June 30, 2008.  The $992,721 decrease was primarily due to an increase in operating profit and our collection of receivables.

Net cash used in investing activities amounted to approximately $1,533,415 for the six months ended June 30, 2009, compared to net cash used in investing activities of $299,338 for the six months ended June 30, 2008.  The change was due to an increase in our investment in fixed assets.

Net cash provided by financing activities amounted to $1,387,584 for the six months ended June 30, 2009, compared to net cash used by financing activities of $1,985,080 for the six months ended June 30, 2008.  The increase of cash provided by financing activities was primarily a result of the receipt of cash proceeds from the Private Placement.

Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs.  If we did not have sufficient available cash, we would have to seek debt or equity financing through other external sources, which may not be available on acceptable terms, or at all.  Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis did not have a significant impact on the Company’s financial statements.

FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company's financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The Company has not elected the fair value option for any assets or liabilities under SFAS 159.

SFAS No. 123R, Share-Based Payment, an Amendment of SFAS No. 123, was issued in December 2004 and was effective as of the beginning of the Group’s 2006 fiscal year. SFAS No. 123R requires all share-based payments to qualified individuals, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their grant date fair values.

Contractual obligations

The following table describes our contractual commitments and obligations as of June 30, 2009:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations	$462,756	$462,756	$-	$-	$-
	$462,756	$462,756	$-	$-	$-

Seasonality

Our business is not seasonal in nature.  The seasonal effect does not have material impact on our sales.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may face some risk from potential fluctuations in interest rates, although our debt obligations are primarily short-term in nature, but some bank loans have variable rates.  If interest rates have great fluctuations, our financing cost may be significantly affected.

Foreign Currency Risk

Substantially all of our operations are conducted in the PRC and our primary operational currency in Chinese Renminbi (“RMB”).  As a result, currently the effect of the fluctuations of RMB exchange rates only has minimum impact on our business operations, but will be increasingly material as we introduce our products widely into new international markets.  Substantially all of our revenues and expenses are denominated in RMB.  However, we use the United States dollar for financial reporting purposes.  Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system.  Although the PRC government has stated our intention to support the value of the RMB, there can be no assurance that such exchange rate will not again become volatile or that the RMB will not devalue significantly against the U.S. dollar.  Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

Country Risk

The substantial portion of our assets and operations are located and conducted in China.  While the PRC economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy.  The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources.  Some of these measures benefit the overall economy of China, but may also have a negative effect on us.  For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us.  If there are any changes in any policies by the Chinese government and our business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. If and when our common stock is traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

On May 6, 2009, we (i) closed a share exchange transaction, described above, pursuant to which we became the 100% parent of Attainment Holdings Limited, (ii) assumed the operations of Attainment Holdings and its subsidiaries, including Shenzhen YPC, and (iii) changed our name from SRKP 21, Inc. to China Electric Motor, Inc.  As a result of the closing of the share exchange transaction, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2008 and we set forth our risk factors below:

RISKS RELATED TO OUR OPERATIONS

We depend on a small number of customers for the vast majority of our sales.  A reduction in business from any of these customers could cause a significant decline in our sales and profitability.

The vast majority of our sales are generated from a small number of customers.  For the six months ended June 30, 2009 we had 6 customers that each accounted for at least 5% of the revenues that we generated, with 2 of those customers accounting for at least 10% of our revenue.  Those 6 customers accounted for 50.7% of our net revenue for the six months ended June 30, 2009.  For the year ended December 30, 2008, we had eight customers that each accounted for at least 5% of the revenues that we generated, with three of those customers accounting for at least 10% of our revenue.  These eight customers accounted for a total of approximately 59.5% of our revenue for that period.  During the year ended December 31, 2007, we had seven customers that generated revenues of at least 5% of our revenues, with one of those customers accounting for at least 10% of our revenue in 2007.  These seven customers accounted for a total of approximately 54.0% of our revenue for the year ended December 31, 2007.  We expect that we will continue to depend upon a small number of customers for a significant majority of our sales for the foreseeable future.

Because we do not have long-term contracts with our customers, our customers can terminate their relationship with us at any time, which could cause a material adverse effect on our results of operations.

We do not have written long term agreements with our customers.  As a result, our customers may, without notice or penalty, terminate their relationship with us at any time or delay the delivery of products on relatively short notice.  We cannot assure you that any of our current customers will continue to purchase our products in the future.  Additionally, even if customers decide to continue their relationship with us, there can be no guarantee that they will purchase the same amounts of products as in the past.  Any loss of a customer, or decrease in the volume of products purchased by a customer could have a material adverse effect on our business, operating results and financial condition.

We cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products.  The limited certainty of product orders can make it difficult for us to forecast our sales and allocation our resources in a manner consistent with our actual sales.  Moreover, our expense levels are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.  Furthermore, because we depend on a small number of customers for the vast majority of our sales, the magnitude of the ramifications of these risks is greater than if our sales were less concentrated with a small number of customers.  As a result of our lack of long-term purchase orders and purchase commitments we may experience a rapid decline in our sales and profitability.

Historically, a substantial portion of our assets has been comprised of accounts receivable representing amounts owed by a small number of customers.  If any of these customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which, in turn, could cause us to be unable pay our liabilities and purchase an adequate amount of inventory to sustain or expand our sales volume.

Our accounts receivable represented approximately 37.1%, 34.6% and 32.1% of our total current assets as of June 30, 2009, December 31, 2008, and December 31, 2007, respectively. As of June 30, 2009, 27% of our accounts receivable represented amounts owed by two customers, each of whom represented over 10% of the total amount of our accounts receivable. As of December 31, 2008, 30% of our accounts receivable represented amounts owed by three customers, each of which represented over 10% of the total amount of our accounts receivable.  As a result of the substantial amount and concentration of our accounts receivable, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which could adversely affect our ability to borrow funds to pay our liabilities and to purchase inventory to sustain or expand our current sales volume.

Micro-motors for electronics products are subject to rapid technological changes.  If we fail to accurately anticipate and adapt to these changes, the products we sell will become obsolete, causing a decline in our sales and profitability.

Micro-motors for electronics products are subject to rapid technological changes which often cause product obsolescence.  Companies within our industry are continuously developing new products with heightened performance and functionality.  This puts pricing pressure on existing products and constantly threatens to make them, or causes them to be, obsolete.  Our typical product's life cycle is short, generating lower average selling prices as the cycle matures.  If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated.  In addition, if we fail to accurately anticipate the introduction of new technologies, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace.  If any of these failures occur, our sales, profit margins and profitability will be adversely affected.

We may incur design and development expenses and purchase inventory in anticipation of orders which are not placed.

In order to transact business, we assess the integrity and creditworthiness of our customers and suppliers and we may, based on this assessment, incur design and development costs that we expect to recoup over a number of orders produced for the customer.  Such assessments are not always accurate and expose us to potential costs, including the write off of costs incurred and inventory obsolescence if the orders anticipated do not materialize.  We may also occasionally place orders with suppliers based on a customer’s forecast or in anticipation of an order that is not realized.  Additionally, from time to time, we may purchase quantities of supplies and materials greater than required by customer orders to secure more favorable pricing, delivery or credit terms.  These purchases can expose us to losses from cancellation costs, inventory carrying costs or inventory obsolescence, and hence adversely affect our business and operating results.

The micro-motor industry is subject to significant fluctuations in the availability of raw materials and components.  If we do not properly anticipate the need for critical raw materials and components, we may be unable to meet the demands of our customers and end-users, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

As the availability of raw materials and components decreases, the cost of acquiring those raw materials and components ordinarily increases.  The prices of such materials are volatile, with price fluctuations due to supply and demand, market fluctuations, currency fluctuations, and changes in governmental regulation.  If we fail to procure adequate supplies of raw materials and components in anticipation of our customers' orders or end-users’ demand, our gross margins may be negatively impacted due to higher prices that we are required to pay for raw materials and components in short supply.  We currently do not engage in hedging activities to reduce our risk to price increases in our raw materials.  High growth product categories have experienced chronic shortages of raw materials and components during periods of exceptionally high demand.  If we do not properly anticipate the need for critical raw materials and components, we may pay higher prices for the raw materials and components, we may not be unable to meet the demands of our customers and end-users, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.  Price increases for our raw materials will result in increases in cost of sales and we may not be able to pass on the increased production costs to our customers in the form of higher prices for our products.  Increases in the prices for our products may result in reduced sales volume and profitability.  Any increase in operating costs that we cannot pass on to our customers or any decrease in sales due to higher product prices may result in reduced profitability and a material adverse effect on our results of operations.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels.  In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.  We have historically relied on credit to fund our business and we need liquidity to pay our operating expenses.  Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer.  Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business.  Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business.  As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility.  Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

We derive the majority of our revenues from sales in the PRC and any downturn in the Chinese economy could have a material adverse effect on our business and financial condition.

A substantial portion of our revenues are generated from sales in the PRC.  We anticipate that revenues from sales of our products in the PRC will continue to represent a substantial portion of our total revenues in the near future.  Our sales and earnings can also be affected by changes in the general economy since purchases of most household appliances and tools are generally discretionary for consumers.  Our success is influenced by a number of economic factors which affect disposable consumer income, such as employment levels, business conditions, interest rates, oil and gas prices and taxation rates.  Adverse changes in these economic factors, among others, may restrict consumer spending, thereby negatively affecting our sales and profitability.

We do not carry any business interruption insurance, products liability insurance or any other insurance policy except for a limited property insurance policy.  As a result, we may incur uninsured losses, increasing the possibility that you would lose your entire investment in our company.

We could be exposed to liabilities or other claims for which we would have no insurance protection.  We do not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy.  As a result, we may incur uninsured liabilities and losses as a result of the conduct of our business.  There can be no guarantee that we will be able to obtain insurance coverage in the future, and even if we are able to obtain coverage, we may not carry sufficient insurance coverage to satisfy potential claims.  Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

Because we do not carry products liability insurance, a failure of any of the products marketed by us may subject us to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of our products.  We cannot assure that we will have enough funds to defend or pay for liabilities arising out of a products liability claim.  To the extent we incur any product liability or other litigation losses, our expenses could materially increase substantially.  There can be no assurance that we will have sufficient funds to pay for such expenses, which could end our operations and you would lose your entire investment.

We expect to incur additional expenses due to contributions to a PRC housing assistance fund for our employees.

We have employees based in Shenzhen, China, and under applicable regulations we intend to commence contributions to a housing assistance fund for these employees.  We expect to commence contributions to the fund after the proposed listing of our securities on a national securities exchange, which could occur as early as the third quarter of 2009.  We expect to incur increased operation costs and expenses in connection with these planned contributions and could have negative effect on our results of operations.

We are subject to market risk through our sales to international markets.

A growing percentage of our sales are being derived from international markets.  These international sales are primarily focused in Korea.  These operations are subject to risks that are inherent in operating in foreign countries, including the following:

•	foreign countries could change regulations or impose currency restrictions and other restraints;

•	changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which we operate;

•	exchange controls;

•	some countries impose burdensome tariffs and quotas;

•	political changes and economic crises may lead to changes in the business environment in which we operate;

•	international conflict, including terrorist acts, could significantly impact our financial condition and results of operations; and

•	Economic downturns, political instability and war or civil disturbances may disrupt distribution logistics or limit sales in individual markets.

If our third party sales representatives and distributors fail to adequately promote, market and sell our products, our revenues could significantly decrease.

A significant portion of our product sales are made through third party sales representative organizations, whose members are not our employees.  Our level of sales depends on the effectiveness of these organizations, as well as the effectiveness of our own employees.  Some of these third party representatives may sell (and do sell), with our permission, competitive products of third parties as well as our products.  During the six months ended June 30, 2009 and our fiscal years ended December 31, 2008 and 2007, these organizations were responsible for approximately 0%, 42% and 35%, respectively, of our net revenues during such periods.  Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return or exchange rights, and no price protection.  If any of the third party sales representative organizations engaged by us fails to adequately promote, market and sell our products, our revenues could be significantly decreased until a replacement organization or distributor can be retained by us.  Finding replacement organizations and distributors can be a time consuming process during which our revenues could be negatively impacted.  Our success is dependent on these distributors finding new customers and receiving new orders from existing customers.

Unanticipated disruptions in our operations or slowdowns by our suppliers and shipping companies could adversely affect our ability to deliver our products and service our customers which could materially and adversely affect our revenues and our relationships with our customers.

Our ability to provide high quality customer service, process and fulfill orders and manage inventory depends on:

•	the efficient and uninterrupted operation of our distribution centers; and

•	the timely and uninterrupted performance of third party suppliers, shipping companies, and dock workers.

Any material disruption or slowdown in the operation of our distribution centers, manufacturing facilities or management information systems, or comparable disruptions or slowdowns suffered by our principal suppliers and shippers could cause delays in our ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused.  As a result, our revenues and operating results could be materially and adversely affected.

We are subject to intense competition in the industry in which we operate, which could cause material reductions in the selling price of our products or losses of our market share.

The micro-motor industry is highly competitive, especially with respect to pricing and the introduction of new products and features.  Our products compete primarily on the basis of:

•	reliability;

•	brand recognition;

•	quality;

•	price;

•	design;

•	consumer acceptance of our trademark; and

•	quality service and support to retailers and our customers.

In recent years, we and many of our competitors, have regularly lowered prices, and we expect these pricing pressures to continue.  If these pricing pressures are not mitigated by increases in volume, cost reductions from our supplier or changes in product mix, our revenues and profits could be substantially reduced.  As compared to us, many of our competitors have:

•	significantly longer operating histories;

•	significantly greater managerial, financial, marketing, technical and other competitive resources; and

•	greater brand recognition.

As a result, our competitors may be able to:

•	adapt more quickly to new or emerging technologies and changes in customer requirements;

•	devote greater resources to the promotion and sale of their products and services; and

•	respond more effectively to pricing pressures.

These factors could materially adversely affect our operations and financial condition.  In addition, competition could increase if:

•	new companies enter the market;

•	existing competitors expand their product mix; or

•	we expand into new markets.

An increase in competition could result in material price reductions or loss of our market share.

We may not be able to effectively recruit and retain skilled employees, particularly scientific, technical and management professionals.

Our ability to compete effectively depends largely on our ability to attract and retain certain key personnel, including scientific, technical and management professionals.  We anticipate that we will need to hire additional skilled personnel in all areas of our business.  Industry demand for such employees, however, exceeds the number of personnel available, and the competition for attracting and retaining these employees is intense.  Because of this intense competition for skilled employees, we may be unable to retain our existing personnel or attract additional qualified employees to keep up with future business needs.  If this should happen, our business, operating results and financial condition could be adversely affected.

Our labor costs are likely to increase as a result of changes in Chinese labor laws.

We expect to experience an increase in our cost of labor.  The Labor Contract Law of the PRC that became effective January 1, 2008 are likely to increase costs further and impose restrictions on our relationship with our employees.  There can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

Our business could be materially adversely affected if we cannot protect our intellectual property rights or if we infringe on the intellectual property rights of others.

Our ability to compete effectively will depend on our ability to maintain and protect our proprietary rights.  We have one pending patent application in China.  We also own a trademark related to the sale of our products, which is materially important to our business.  Our trademark is registered in China.  However, third parties may seek to challenge, invalidate, circumvent or render unenforceable any proprietary rights owned by or licensed to us.  In addition, in the event third party licensees fail to protect the integrity of our trademark, the value of our mark could be materially adversely affected.

Our inability to protect our proprietary rights could materially adversely affect the license of our trade names and trademarks to third parties as well as our ability to sell our products.  Litigation may be necessary to:

•	enforce our intellectual property rights;

•	protect our trade secrets; and

•	determine the scope and validity of such intellectual property rights.

Any such litigation, whether or not successful, could result in substantial costs and diversion of resources and management’s attention from the operation of our business.

We may receive notice of claims of infringement of other parties’ proprietary rights.  Such actions could result in litigation and we could incur significant costs and diversion of resources in defending such claims.  The party making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief.  Such relief could effectively block our ability to make, use, sell, distribute or market our products and services in such jurisdiction.  We may also be required to seek licenses to such intellectual property.  We cannot predict, however, whether such licenses would be available or, if available, that such licenses could be obtained on terms that are commercially reasonable and acceptable to us.  The failure to obtain the necessary licenses or other rights could delay or preclude the sale, manufacture or distribution of our products and could result in increased costs to us.

We may need additional capital to implement our current business strategy, which may not be available to us, and if we raise additional capital, it may dilute your ownership in us.

We currently depend on net revenues to meet our short-term cash requirements.  In order to grow revenues and sustain profitability, we will need additional capital.  As of the date of this filing, we do intend to conduct a public offering financing.  Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unattractive to us.  We cannot assure you that we will be able to obtain any additional financing.  If we are unable to obtain the financing needed to implement our business strategy, our ability to increase revenues will be impaired and we may not be able to sustain profitability.

Our failure to effectively manage growth could harm our business.

We have rapidly and significantly expanded the number and types of products we sell, and we will endeavor to further expand our product portfolio.  We must continually introduce new products and technologies, enhance existing products in order to remain competitive, and effectively stimulate customer demand for new products and upgraded versions of our existing products.

This expansion of our products places a significant strain on our management, operations and engineering resources.  Specifically, the areas that are strained most by our growth include the following:

•
New Product Launch: With the growth of our product portfolio, we experience increased complexity in coordinating product development, manufacturing, and shipping.  As this complexity increases, it places a strain on our ability to accurately coordinate the commercial launch of our products with adequate supply to meet anticipated customer demand and effective marketing to stimulate demand and market acceptance.  If we are unable to scale and improve our product launch coordination, we could frustrate our customers and lose retail shelf space and product sales;

•
Forecasting, Planning and Supply Chain Logistics: With the growth of our product portfolio, we also experience increased complexity in forecasting customer demand and in planning for production, and transportation and logistics management.  If we are unable to scale and improve our forecasting, planning and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory; and

•
Support Processes: To manage the growth of our operations, we will need to continue to improve our transaction processing, operational and financial systems, and procedures and controls to effectively manage the increased complexity.  If we are unable to scale and improve these areas, the consequences could include: delays in shipment of product, degradation in levels of customer support, lost sales, decreased cash flows, and increased inventory.  These difficulties could harm or limit our ability to expand.

Our facilities and information systems could be damaged as a result of disasters or unpredictable events, which could have an adverse effect on our business operations.

Our headquarters and major facilities including manufacturing plants, sales offices and research and development centers are located in China.  If major disasters such as earthquakes, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur, or our information system or communications network breaks down or operates improperly as a result of such events, our facilities may be seriously damaged, and we may have to stop or delay production and shipment.  We may incur expenses relating to such damages.

RISKS RELATED TO US DOING BUSINESS IN CHINA

Substantially all of our assets are located in the PRC and substantially all of our revenues are derived from our operations in China, and changes in the political and economic policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC.  The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities.  Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters.  Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization.  There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain.  Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

The PRC’s legal system is a civil law system based on written statutes.  Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China.  There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, governmental approvals required for conducting business and investments, laws and regulations governing the consumer electronics business and electric product safety, national security-related laws and regulations and export/import laws and regulations, as well as commercial, antitrust, patent, product liability, environmental laws and regulations, consumer protection, and financial and business taxation laws and regulations.

The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters.  However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties.  New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

Our principal operating subsidiary, Shenzhen Yuepengcheng Motor Co., Ltd., (“Shenzhen YPC”), is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises.  We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses.  If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business license, other licenses or authorities;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

Most of our current operations, including the manufacturing and distribution of our products, are conducted in China.  Moreover, all of our directors and officers are nationals and residents of China.  All or substantially all of the assets of these persons are located outside the United States and in the PRC.  As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons.  In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

The scope of our business license in China is limited, and we may not expand or continue our business without government approval and renewal, respectively.

Our principal operating subsidiary, Shenzhen YPC, is a wholly foreign-owned enterprise, commonly known as a WFOE.  A WFOE can only conduct business within its approved business scope, which ultimately appears on its business license.  Our license permits us to produce and market micro-motor products and relevant components.  Any amendment to the scope of our business requires further application and government approval.  In order for us to expand our business beyond the scope of our license, we will be required to enter into a negotiation with the PRC authorities for the approval to expand the scope of our business.  We cannot assure investors that Shenzhen YPC will be able to obtain the necessary government approval for any change or expansion of its business.

We are subject to a variety of environmental laws and regulations related to our manufacturing operations.  Our failure to comply with environmental laws and regulations may have a material adverse effect on our business and results of operations.

We are subject to various environmental laws and regulations in China.  We cannot assure you that at all times we will be in compliance with the environmental laws and regulations or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws and regulations.  Additionally, these regulations may change in a manner that could have a material adverse effect on our business, results of operations and financial condition.  We have made and will continue to make capital and other expenditures to comply with environmental requirements.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate.  Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, for our proposed public offering and the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock.

On October 21, 2005, SAFE issued a Circular on Relevant Issues Concerning Foreign Exchange Administration on the Financing and Return Investment by Chinese Domestic Residents through Overseas Special Purpose Companies (“Circular 75”), which became effective on November 1, 2005.  Circular 75 regulates the foreign exchange matters in relation to the use of a “special purpose vehicle” by PRC residents to seek offshore equity financing and conduct “round trip investment” in China.  Under Circular 75, a “special purpose vehicle” or “SPV” refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or PRC entities for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, while “round trip investment” refers to the direct investment in China by PRC residents through the “SPV”, including without limitation establishing foreign invested enterprises and using such foreign invested enterprises to purchase or control (by way of contractual arrangements) onshore assets.  Pursuant to Circular 75, (1) a PRC resident shall register with a local branch of the SAFE before he or she establishes or controls an overseas SPV, for the purpose of overseas equity financing (including convertible debt financing); (2) when a PRC resident contributes the assets of or his or her equity interests in a domestic enterprise to an SPV, or engages in overseas financing after contributing assets or equity interests to an SPV, such PRC resident must register his or her interest in the SPV and any subsequent changes in such interest with a local branch of the SAFE; and (3) when the SPV undergoes a material change outside of China, such as a change in share capital or merger or acquisition, the PRC resident shall, within 30 days from the occurrence of the event that triggers the change, register such change with a local branch of the SAFE.  In addition, SAFE issued updated internal implementing rules, or the Implementing Rules in relation to Circular 75.  The Implementing Rules (“Circular 106”) were promulgated and became effective on May 29, 2007.  Circular 106 provides more detailed provisions and requirements regarding the overseas investment foreign exchange registration procedures.  Under Circular 106, the PRC subsidiary of the offshore SPV are prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore special purpose vehicle parent companies if the SPV shareholders who are PRC residents have not completed foreign exchange registration pursuant to Circular 75.  However, even after the promulgation of Circular 106 there still exist uncertainties regarding the SAFE registration for PRC residents’ interests in overseas companies.  If any PRC resident stockholder of a SPV fails to make the required SAFE registration and amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore entity.  Failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.  Because of uncertainty in how the SAFE circulars will be further interpreted and enforced, we cannot be sure how it will affect our business operations or future plans.  For example, Shenzhen YPC’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE circulars by our PRC resident beneficial holders over whom we have no control.  In addition, we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the SAFE circulars.  In connection with the Li Conversion, Ms. Li will need to file a SAFE registration with respect to her investment in the Company.  We cannot assure you that such registration will be approved.  Failure by Mr. Li or any PRC resident beneficial holder to register as required with the relevant branch of SAFE could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit Shenzhen YPC’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

On August 8, 2006, the MOFCOM joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”) and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect September 8, 2006.  These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises.  Depending on the structure of the transaction, the Revised M&A Regulations require the Chinese parties to make a series of applications and supplemental applications to the aforementioned governmental agencies, some of which must be made within strict time limits and depend on approvals from one or the other of the aforementioned governmental agencies.  These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions.  Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Among other things, the revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.  On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings.  However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies.  These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from our proposed public offering into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.  The CSRC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt our proposed public offering before settlement and delivery of the common stock offered thereby.  Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur.

According to the M&A Regulations, a “Related Party Acquisition” is defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s).  Under the M&A Regulations, any Related Party Acquisition must be approved by MOFCOM and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

Our BVI subsidiary, Attainment Holdings, was owned by non-PRC individuals.  Luck Loyal International Investment Limited (“Luck Loyal”), a company organized under the laws of Hong Kong, acquired all of the equity interests of Shenzhen YPC pursuant to the terms of an Equity Transfer Agreement dated October 24, 2008 by and between Luck Loyal and Shenzhen Yuepengda Industrial Development Co., Ltd. (the “Equity Purchase Agreement”).  The Equity Purchase Agreement was approved by the Commerce Bureau of Shenzhen Bao’an District on October 29, 2008, a Certificate of Approval for Establishment of Enterprises with Foreign Investment in the PRC was issued by the People’s Government of Shenzhen Municipality on October 30, 2008, and a new Business License of Shenzhen YPC was issued by the Administration for the Industry and Commerce of Shenzhen Municipality on November 11, 2008.  Shenzhen YPC has filed all required applications and received all appropriate SAFE approvals.

Also, if later the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver.  Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock.  Furthermore, published news reports in China recently indicated that the CSRC may have curtailed or suspended overseas listings for Chinese private companies.  These news reports have created further uncertainty regarding the approach that the CSRC and other PRC regulators may take with respect to us.

We believe that Revised M&A Regulations and CSRC approval were not required in the context of the share exchange because (i) share exchange is a purely foreign related transaction governed by foreign laws, not subject to the jurisdiction of PRC laws and regulations; (ii) we are not an SPV formed or controlled by PRC companies or PRC individuals, and (iii) we are owned or substantively controlled by foreigners.  However, we cannot assure you that the relevant PRC government agencies, including the CSRC, would reach the same conclusion, and we still cannot rule out the possibility that CSRC may deem that the transactions effected by the share exchange circumvented the Revised M&A Regulations, related clarifications and PRC Securities Law.  It is also uncertain how our business operations or future strategy will be affected by the interpretations and implementation of Circular 75, Circular 106, and the Revised M&A Regulations.  It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how SAFE, MOFCOM and other ministries apply the rules to ensure that our domestic and offshore activities continue to comply with PRC law.  Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

The foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition.

To the extent that we need to convert U.S. Dollars into Renminbi for our operational needs, our financial position and the price of our common stock may be adversely affected should the Renminbi appreciate against the U.S. Dollar at that time.  Conversely, if we decide to convert our Renminbi into U.S. Dollars for the operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our subsidiaries in China would be reduced should the dollar appreciate against the Renminbi.  We currently do not hedge our exposure to fluctuations in currency exchange rates.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system.  Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. Dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets.  In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the dollar.  Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies.  While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the dollar.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country.  Rapid economic growth can lead to growth in the money supply and rising inflation.  According to the National Bureau of Statistics of China, the inflation rate in China reached a high point of 4.8% in 2007 as compared to the past several years.  The inflation rate in China was 4.7% in 2008.  The inflation rate is expected to continue to increase in 2009.  If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

Furthermore, in order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending.  The implementation of such policies may impede economic growth.  In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy.  In April 2006, the People’s Bank of China raised the interest rate again.  Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit.  A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit.  Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As our ultimate holding company is a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some that may compete with us, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC.  We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE.  We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options.  For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan.  In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007.  We intend to adopt an equity compensation plan in the future and make option grants to our officers and directors, most of who are PRC citizens.  Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE.  We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.  If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees.  In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

We have enjoyed certain preferential tax concessions and the loss of these preferential tax concessions may cause our tax liabilities to increase and our profitability to decline.

Under the tax laws of PRC, we have had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004.  We have been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on normal tax rate of 24% for the following three consecutive years.  On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%.  The new law became effective on January 1, 2008.  During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012.  The expiration of the preferential tax treatment will increase our tax liabilities and reduce our profitability.

Any recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem, in the PRC could adversely affect our operations.

A renewed outbreak of SARS, Avian Flu or another widespread public health problem in China, where all of our manufacturing facilities are located and where the substantial portion of our sales occur, could have a negative effect on our operations.  Our business is dependent upon its ability to continue to manufacture products.  Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closures of some of our manufacturing facilities, which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

A downturn in the economy of the PRC may slow our growth and profitability.

A significant portion of our revenues are generated from sales in China.  The growth of the Chinese economy has been uneven across geographic regions and economic sectors.  There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business, especially if it results in either a decreased use of our products or in pressure on us to lower our prices.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. securities laws.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems.  Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training.  In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.  Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002.  This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

RISKS RELATED TO OUR CAPITAL STRUCTURE

There is no current trading market for our common stock, and there is no assurance of an established public trading market, which would adversely affect the ability of our investors to sell their securities in the public market.

Our common stock is not currently listed or quoted for trading on any national securities exchange or national quotation system.  We intend to apply for the listing of our common stock on the NYSE Amex in the future.  There is no guarantee that the NYSE Amex, or any other exchange or quotation system, will permit our shares to be listed and traded.  If we fail to obtain a listing on the NYSE Amex, we may seek quotation on the OTC Bulletin Board.  The FINRA has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission.  The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time.  The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Global Market (the “NASDAQ Global Market”).  Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Global Market.  Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Pursuant to the terms of the Share Exchange, we agreed to file a registration statement with the Securities and Exchange Commission to register the shares of our common stock issued in an equity financing that was conducted in concurrently with the Share Exchange.  The registration statement must be filed within 30 days of the closing of the Share Exchange.  Each investor may sell or transfer any shares of the common stock after the effective date of the registration statement except that they, along with all Existing Securityholders, entered into a lock-up agreement pursuant to which they agreed not to conduct any sales until 120 days after the our common stock is first listed or quoted on a national securities exchange, at which time one-twelfth of the shares purchased may be sold, and thereafter the shares will be automatically released from the lock-up every thirty (30) days in eleven equal installments provided that, such person provide written confirmation (the “Confirmation”) to placement agent and the Company that he, she or it (i) is and has been in compliance with any and all state and federal securities and other laws, statues and regulations regarding his, her or its ownership and/or any sale, transfer or hypothecation of or shares of the Company’s common stock including but not limited to those rules and regulations promulgated by the SEC, FINRA and any exchange on which the Company’s common stock is listed, and those of federal and state governments and other agencies such as improper short selling of the Company’s common stock and failure to properly file all documents required by the SEC or otherwise and (ii) does not wish to have the shares subject to such partial release to continue to bear the Lock-Up Legend (as defined herein), it being understand and agreed that the failure to provide such written confirmation shall be sufficient grounds to allow the placement agent, in its sole discretion, to disallow the automatic release of such shares until the expiration in totality of the referenced lock-up.  The placement agent, in its sole discretion, may allow early releases under the referenced lock-up provided however that (i) no early release shall be made with respect to Existing Securityholders prior to the release in full of all such lock-up restrictions on shares of the common stock acquired in the Private Placement and (ii) any such early release shall be made pro rata with respect to all investors’ shares acquired in this Private Placement.

We also intend to register with the Private Placement shares 2,080,000 shares of common stock held by our stockholders immediately prior to the Share Exchange and all of the 964,444 shares of common stock underlying the 964,444 warrants held by our stockholders immediately prior to the Share Exchange.  Of the 2,080,000 shares and 964,444 shares underlying warrants, 424,529 shares and 196,844 shares underlying warrants will be covered by the registration statement filed in connection with the Private Placement, and 1,655,471 shares and 767,600 shares underlying warrants, which are beneficially owned by affiliates of the placement agent, will be included in a subsequent registration statement filed by us within 10 days after the end of the six-month period that immediately follows the date on which we file the registration statement to register the shares issued in the Private Placement.  All of the shares included in an effective registration statement may be freely sold and transferred, subject to a lock-up agreement.

Additionally, following the Share Exchange, the former stockholder of Attainment Holdings, and its designees, may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations.  Under Rule 144, an affiliate stockholder who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  As of August 14, 2009, 1% of our issued and outstanding shares of common stock was approximately 203,425 shares.  Non-affiliate stockholders are not subject to volume limitations.  Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Following the Share Exchange, the former principal shareholder of Excel Profit has significant influence over us.

The former shareholder of Attainment Holdings, Excel Profit, beneficially owns or controls approximately 69.8% of our outstanding shares of common stock (excluding shares issuable upon the Li Conversion) and has a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions.  Excel Profit may also have the power to prevent or cause a change in control.  In addition, without the consent of Excel Profit, we could be prevented from entering into transactions that could be beneficial to us.  The interests Excel Profit may differ from the interests of our other stockholders.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations.  Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds.  Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants.  The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC.  Accordingly, we believe that the annual assessment of our internal controls requirement and the attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2009 fiscal year.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants.  If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.  Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We may not be able to achieve the benefits we expect to result from the Share Exchange.

On March 3, 2009, we entered into the Exchange Agreement with Attainment Holding, the sole shareholder of Attainment Holdings and, with respect to certain portions of the agreement, certain desginees pursuant to which we agreed to acquire 100% of the issued and outstanding securities of Attainment Holdings in exchange for shares of our common stock.  On May 6, 2009, the Exchange Agreement was amended, the Share Exchange closed, Attainment Holdings became our 100%-owned subsidiary, and our sole business operations became that of Attainment Holdings and its subsidiaries.  We also have a new Board of Directors and management consisting of persons from Attainment Holdings and changed our corporate name from SRKP 21, Inc. to China Electric Motor, Inc.

We may not realize the benefits that we hoped to receive as a result of the Share Exchange, which include:

•	access to the capital markets of the United States;

•	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that may eventually be traded;

•	the ability to use registered securities to make acquisition of assets or businesses;

•	increased visibility in the financial community;

•	enhanced access to the capital markets;

•	improved transparency of operations; and

•	perceived credibility and enhanced corporate image of being a publicly traded company.

There can be no assurance that any of the anticipated benefits of the Share Exchange will be realized with respect to our new business operations.  In addition, the attention and effort devoted to achieving the benefits of the Share Exchange and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting.  Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is not currently listed or quoted for trading, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”) once, and if, it starts trading.  Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth.  As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income.  Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future.  Moreover, investors may not be able to resell their shares of our common stock at or above the price they paid for them.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

CHINA ELECTRIC MOTOR, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Electric Motor, Inc.

Dated: August 18, 2009	/s/	Yue Wang
	By:	Yue Wang
	Its:	Chief Executive Officer

	/s/	Haixia Zhang
	By:	Haixia Zhang
	Its:	Chief Financial Officer