Form 10-Q/A
period 2009-06-30
CHINA ELECTRIC MOTOR, INC.
filed 2009-10-26
CIK 1421526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

The registrant had 14,542,364 shares of common stock, par value $0.0001 per share, outstanding as of October 22, 2009 (taking into account the reverse stock split, as described below).

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A amends and in its entirety the Quarterly Report on Form 10-Q filed by China Electric Motor, Inc. (“we” or the “Company) with the Securities and Exchange Commission (the “SEC”) on August 21, 2009 (the “Original Filing).  This Amendment reflects changes made in response to comments we received from the Staff of the SEC in connection with the Staff’s review of the Original Filing.  As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Original Filing have been revised, re-executed and re-filed as of the date of this Amendment. Except as stated in this Amendment, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

On October 8, 2009, the Company’s Board of Directors and stockholders approved an amendment to its Certificate of Incorporation to effect a 1-for-1.53846153846154 reverse stock split of all of its issued and outstanding shares of common stock (the “Reverse Stock Split”). To effect the Reverse Stock Split, the Company will file the amendment to the Certificate of Incorporation with the Secretary of the State of Delaware, which will not be done sooner than 20 days after the Company mails a definitive information statement on Schedule 14C to the Company’s stockholders. The Reverse Stock Split will occur immediately prior to the closing of the public offering that the Company proposes to complete in accordance with the registration statement on Form S-1 as filed with the SEC.  The par value and number of authorized shares of the Company’s common stock will remain unchanged. All references to number of shares and per share amounts included in this Amendment No. 1 on Form 10-Q/A gives effect to the Reverse Stock Split. The number of shares and per share amounts included in the consolidated financial statements and the accompanying notes, included in the F- section have been adjusted to reflect the Reverse Stock Split retroactively. Unless otherwise indicated, all outstanding shares and earnings per share information contained in this report gives effect to the Reverse Stock Split.

CHINA ELECTRIC MOTOR, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2009
INDEX

Part I. Financial Information

Item 1. Financial Statements

China Electric Motor, Inc. and Subsidiaries
Consolidated Balance Sheets
(In US Dollars)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$5,957,277	$2,655,808
Trade receivables, net (Note 3)	7,962,398	5,239,785
Inventories, net (Note 4)	7,552,615	7,293,544
Other receivables and prepaid expense	—	15,103
Total current assets	21,472,290	15,204,240
Property and equipment, net (Note 5)	3,995,521	2,770,782
Total Assets	$25,467,811	$17,975,022

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable-trade	$2,130,204	$2,309,026
Accrued merger costs	625,000	—
Short-term note payable (Note 15)	500,000	—
Accrued liabilities and other payable	237,439	240,130
Various taxes payable	137,002	39,972
Wages payable	373,260	295,367
Corporate tax payable (Note 8)	774,194	469,435
Total Current Liabilities	4,777,099	3,353,930
Due to director (Note 6)	1,281,794	1,339,337
Total Liabilities	6,058,893	4,693,267

Commitments and Contingencies (Note 9)	—	—

Stockholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 12,950,317 and 11,069,260 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively. (Note 1 and Note 13)	1,295	1,107
Additional paid-in capital	1,137,203	158,232
Accumulated other comprehensive income	1,093,444	1,089,032
Statutory surplus reserve fund (Note 7)	1,177,075	1,177,075
Retained earnings (unrestricted)	15,999,901	10,856,309
Total Stockholders' Equity	19,408,918	13,281,755
Total Liabilities and Stockholders' Equity	$25,467,811	$17,975,022

The accompanying notes are an integral part of these financial statements.

China Electric Motor, Inc. and Subsidiaries
Consolidated Statements of Operations
 (In US Dollars)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales	$22,319,384	$13,209,556	$41,212,530	$24,886,665
Cost of Goods Sold	16,323,353	9,570,934	29,862,858	17,897,558
Gross Profit	5,996,031	3,638,622	11,349,672	6,989,107
Operating Costs and Expenses:
Selling expenses	1,157,084	633,600	2,040,954	1,302,038
Merger cost	938,152	—	938,152	—
General and administrative expenses	559,626	263,731	874,889	539,703
Research and development	419,415	227,589	787,995	427,722
Depreciation	5,383	5,718	10,804	11,632
Total operating costs and expenses	3,079,660	1,130,638	4,652,794	2,281,095

Income From Operations	2,916,371	2,507,984	6,696,878	4,708,012
Other income (expenses)
Interest income	6,844	736	12,880	1,707
Imputed interest (Note 6)	(17,016)	(4,887)	(34,032)	(9,449)
Sundry income (expenses), net	(110)	(2,837)	(110)	(2,837)
Total other income (expenses)	(10,282)	(6,988)	(21,262)	(10,579)

Income before income taxes	2,906,089	2,500,996	6,675,616	4,697,433
Income taxes (Note 8)	(774,715)	(451,381)	(1,532,024)	(847,561)

Net income	$2,131,374	$2,049,615	$5,143,592	$3,849,872

Basic earnings per share	$0.18	$0.19	$0.44	$0.35
Weighted average shares outstanding-basic	12,125,842	11,069,260	11,600,470	11,069,260

Diluted earnings per share	$0.17	$0.19	$0.44	$0.35
Weighted average shares outstanding-diluted	12,511,623	11,069,260	11,794,426	11,069,260

The accompanying notes are an integral part of these financial statements.

China Electric Motor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In US Dollars)
(unaudited)

	For the Six Months Ended
	June 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$5,143,592	$3,849,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	305,405	250,782
Imputed interest	34,032	9,449
Changes in operating assets and liabilities:
Accounts receivable-trade	(2,722,613)	(1,620,239)
Accrued merger costs	625,000	—
Other receivable and prepaid expenses	15,103	86,075
Inventories, net	(259,071)	(464,750)
Accounts payable and accrued liabilities	(181,513)	901,952
Various taxes payable	97,030	14,966
Wages payable	77,893	88,021
Corporate tax payable	304,759	345,428
Net cash provided by operating activities	3,439,617	3,461,556

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,533,415)	(299,338)
Net cash used by investing activities	(1,533,415)	(299,338)

Cash Flows From Financing Activities:
Proceeds from (repayment of) short-term loans	500,000	(164,520)
Net proceeds from sale of common shares	945,127	—
Dividends paid	—	(2,088,600)
Proceeds from (repayment of) Due to related parties	(57,543)	268,040
Net cash provided (used) by financing activities	1,387,584	(1,985,080)

Effect of exchange rate changes on cash and cash equivalents	7,683	365,292
Increase in cash and cash equivalents	3,301,469	1,542,430
Cash and cash equivalents, beginning of period	2,655,808	1,588,778
Cash and cash equivalents, end of period	$5,957,277	$3,131,208

Supplemental disclosure information:
Income taxes paid	$1,226,684	$519,327

The accompanying notes are an integral part of these financial statements.

China Electric Motor, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(In US Dollars)
(unaudited)

				Accumulated
			Additional	Other	Statutory	Retained	Total
	Common Stock		Paid-in	Comprehensive	Reserve	Earnings	Stockholders'	Comprehensive
	Shares	Amount	Capital	Income	Fund	(Unrestricted)	Equity	Income

Balance December 31, 2008	11,069,260	$1,107	$158,232	$1,089,032	$1,177,075	$10,856,309	$13,281,755

Reverse merger adjustment	1,352,003	135	(135)	—	—	—	—
Sale of common shares	529,054	53	945,074	—	—	—	945,127
Imputed interest	—	—	34,032	—	—	—	34,032
Net income	—	—	—	—	—	5,143,592	5,143,592	$5,143,592
Foreign currency translation adjustments	—	—	—	4,412	—	—	4,412	4,412
Comprehensive income	—	—	—	—	—	—	—	$5,148,004
Balance June 30, 2009 (unaudited)	12,950,317	$1,295	$1,137,203	$1,093,444	$1,177,075	$15,999,901	$19,408,918

The accompanying notes are an integral part of these financial statements.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

China Electric Motor, Inc. (“China Electric”, formerly SRKP 21, Inc.) was incorporated in the State of Delaware on October 11, 2007. China Electric was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On May 6, 2009, China Electric (i) closed a share exchange transaction pursuant to which SRKP 21 became the 100% parent of Attainment Holdings Limited (“Attainment”), (ii) assumed the operations of Attainment and its subsidiaries, including Luck Loyal International Investment Limited ("Luck Loyal") and Shenzhen YuePengCheng Motor Co., Ltd (“YuePengCheng”), and (iii) changed its name from SRKP 21, Inc. to China Electric Motor, Inc.

Attainment is a holding company incorporated in the British Virgin Islands (“BVI”) on July 28, 2008.  Attainment had 50,000 capital shares authorized with $1.00 par value and one share issued and outstanding.  The sole shareholder of Attainment was Excel Profit Global Group Limited (“Excel Profit”), which in turn solely owned by Mr. To Chau Sum, a Hong Kong citizen.

Luck Loyal is a holding company incorporated in Hong Kong (“HK”) on October 15, 2004.  Luck Loyal had 10,000 shares authorized with one Hong Kong Dollar (“HKD”) par value and one share issued and outstanding.  The sole shareholder of Luck Loyal is Attainment.

YuePengCheng was incorporated in the City of Shenzhen of the People’s Republic of China (“PRC”) on November 19, 1999.  YuePengCheng mainly engages in production, marketing, sales and research and development of specialized micro-motor products for the domestic and international market.

Shenzhen YuePengDa Development Enterprises (“YuePengDa”), a company owned by the son of YuePengCheng and Luck Loyal’s Director, Ms. Jianrong Li (the “Director”); and Taiwan Qiling Shashi Enterprises (“Qiling”), a company owned by a relative of the director; were the original owners of YuePengCheng and held 75% and 25% of the total interest of YuePengCheng, respectively.

In November 2007, the Director caused Luck Loyal to enter into an ownership transfer agreement with Qiling. Pursuant to the agreement, Qiling transferred its 25% interest in YuePengCheng to Luck Loyal at a price of Chinese Renminbi (“RMB”) 2.5 million. In September 2008, in order to implement a capital restructuring program, the Director had Luck Loyal to acquire the remaining 75% ownership of YuePengCheng from YuePengDa under an ownership transfer agreement. Pursuant to the agreement, Luck Loyal paid YuePengDa RMB 7.5 million for the ownership transfer.  Thereafter, Luck Loyal became the sole owner of YuePengCheng.  Since these transactions were effected by parties under common control, the Company accounted for them as similar to a pooling of interest transaction, with a retroactive reduction in additional paid-in capital for the payments to the former owner, and the recording of a corresponding liability.

The Director agreed to convert the debt owed to her of RMB 7.5 million and RMB 2.5 million (approximately $1.3 million) into shares of the Company’s common stock on the effective date of the public offering, with the conversion price to be equal to the per share price of the shares sold in the Company’s public offering.

For accounting purpose, this transaction is being accounted as business combination of entities under common control and the historical financial statements include the operations of YuePengCheng for all periods presented.

China Electric and its subsidiaries – Attainment, Luck Loyal and YuePengCheng shall be collectively referred throughout as the “Company.”

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

To summarize the paragraphs above, the organization and ownership structure of the Company is currently as follows:

Share Exchange

On March 3, 2009, SRKP 21, Inc. (“SRKP, 21”) entered into a Share Exchange Agreement with Attainment Holdings, Excel Profit as the sole shareholder of Attainment Holdings, and as to certain portions of the agreement, certain designees.  Pursuant to the Share Exchange Agreement, as it was amended on May 6, 2009 (the “Exchange Agreement”), SRKP 21 agreed to issue an aggregate of 11,069,260 shares of its common stock in exchange for all of the issued and outstanding securities of Attainment Holdings (the “Share Exchange”).  The Share Exchange closed on May 6, 2009. The 11,069,260 shares of common stock issued to the stock holders of Attainment in conjunction with the share exchange transaction have been presented as outstanding for all periods.

Upon the closing of the Share Exchange, SRKP 21 issued an aggregate of 11,069,260 shares of its common stock to the Excel Profit and the designees in exchange for all of the issued and outstanding securities of Attainment Holdings.  Prior to the closing of the Share Exchange, the stockholders of SRKP 21 canceled an aggregate of 3,260,659 shares held by them such that there were 1,352,003 shares of common stock outstanding immediately prior to the Share Exchange.  SRKP 21 stockholders also canceled an aggregate of 3,985,768 warrants to purchase shares of common stock such that the stockholders held an aggregate of 626,894 warrants immediately after the Share Exchange.  Immediately after the closing of the Share Exchange, the Company had 12,421,263 outstanding shares of common stock, no shares of Preferred Stock, no options, and warrants to purchase 626,894 shares of common stock.

For accounting purposes, this transaction is being accounted for as a reverse merger. The transaction has been treated as a recapitalization of Attainment Holdings and its subsidiaries, with China Electric Motor  (the legal acquirer of Attainment and its subsidiaries including YuePengCheng) considered the accounting acquiree and YuePengCheng , the only operating company, and whose management took control of China Electric Motor  (the legal acquiree of YuePengCheng) is considered the accounting acquirer.  The Company did not recognize goodwill or any intangible assets in connection with the transaction. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented.

On October 8, 2009, the Company’s Board of Directors authorized a 1-for-1.5384615 reverse stock split of the Company's outstanding shares of common stock (the “Reverse Stock Split”). All references to shares in the consolidated financial statements and the accompanying notes, including, but not limited to, the number of shares and per share amounts, have been adjusted to reflect the Reverse Stock Split on a retroactive basis.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.      Basis of Preparation

The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Report on Form S-1 of the Company as filed with the United States Securities and Exchange Commission (the “SEC”). Interim results are not necessarily indicative of the results for the full year.

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

g.      Inventories

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management writes down the inventories to market value if it is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

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

k.     Revenue Recognition

The Company generates revenues from the sales of micro-motor products.  The Company recognizes revenue net of value added tax (VAT) when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, acceptance of ownership and assumption of risk of loss by the customer, as well as predetermined fixed pricing, persuasive evidence of an arrangement exists, and collection of the relevant receivable is probable. The Company includes shipping charges billed to customers in net revenue, and includes the related shipping costs in cost of sales. No return allowance is made as products returns are insignificant based on historical experience.

The Company does not provide different policies in terms warranties, credits, discounts, rebates, price protection, or similar privileges among customers. Orders are placed by both the distributors and OEMs and the products are delivered to the customers within 30-45 days of order, the Company does not provide price protection or right of return to the customers. The price of the products are predetermined and fixed based on contractual agreements, therefore the customers would be responsible for any loss if the customers are faced with sales price reductions and rapid technology obsolescence in the industry. The Company does not allow any discounts, credits, rebates or similar privileges.

The Company warrants the products sold to all customers for up to 1 year from the date the products leave the Company’s factory, under which the Company will pay for labor and parts, or offer a new or similar unit in exchange for a non-performing unit due to defects in material or workmanship.  The customers may also return products for a variety of reasons, such as damage to goods in transit, cosmetic imperfections and mechanical failures, if within the warranty period. There is no allowance for warranty on the products sales as historical costs incurred for warranty replacements and repairs have been insignificant.

l.      Research and Development Costs

Research and development costs are expensed to operations as incurred. The Company spent $419,415, $227,589, $787,995 and $427,722, on direct research and development (“R&D”) efforts in the three and six months ended June 30, 2009 and 2008, respectively.

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

n.    Advertising Costs

The Company expenses advertising costs as incurred.  The Company incurred $135,051, $99,478, $283,510 and $179,303 on advertising expenses for the three and six months ended June 30, 2009 and 2008, respectively.

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

o.      Foreign Currency Translation (continued)

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

p.      Recently Issued Accounting Pronouncements

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
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

q.      Recently adopted accounting pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SPAS 161 did not have a material impact on the Company’s consolidated financial position or results of operations.

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS No. 141R for its business combination during the period ended June 30, 2009.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

q.   Recently adopted accounting pronouncements (continued)

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

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

q.	Recently adopted accounting pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis did not have a significant impact on the Company’s consolidated financial statements.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
	June 30,	December 31,
	2009	2008
Accounts receivable-trade	$7,965,642	$5,243,033
Allowance for doubtful accounts	(3,244)	(3,248)
Accounts receivable-trade, net	$7,962,398	$5,239,785

The change in the allowance for doubtful accounts between the reporting periods, as of June 30, 2009, and December 31, 2008 is displayed as follows:

	June 30,	December 31,
	2009	2008
Beginning	$(3,248)	$(3,036)
Effect of exchange rate changes	4	(212)
Ending	$(3,244)	$(3,248)

There were no bad debts written off for the three and six months ended June 30, 2009 and 2008 as there were no accounts receivable outstanding in excess of 60 days at June 30, 2009 and 2008. The aging of the accounts receivable (in thousands) is as follows:

	June 30,
	2009	2008
1-30 days	$7,966	$4,255
31-60 days	—	14
	$7,966	$4,269

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 4 – INVENTORY

Inventory includes raw materials, work-in-process (“WIP”), and finished goods.  Finished goods contain direct material, direct labor and manufacturing overhead and do not contain general and administrative costs.

Inventory consists of the following:
	June 30,	December 31,
	2009	2008
Raw materials	$2,487,343	$2,524,124
Finished goods	2,501,577	2,544,534
Work-in-process	2,563,695	2,224,886
Inventory, net	$7,552,615	$7,293,544

NOTE 5 – PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:
	June 30,	December 31,
	2009	2008
Machinery and equipment	$5,842,854	$4,314,429
Electronic, office and other equipment	182,770	182,963
Accumulated depreciation	(2,030,103)	(1,726,610)
Property and equipment, net	$3,995,521	$2,770,782

The depreciation expense for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Cost of goods sold	$151,196	$120,530	$294,601	$239,150
Operating expenses	5,383	5,718	10,804	11,632
Total	$156,579	$126,248	$305,405	$250,782

NOTE 6 – DUE TO DIRECTOR

Due to director consists of the following:
	June 30,	December 31,
	2009	2008
Due to director - Li, Jianrong: Luck Loyal loans	$1,281,794	$1,339,337

In November 2007, Luck Loyal acquired a 25% ownership interest in YuePengCheng from Qiling; and in September 2008 acquired the remaining 75% ownership interest of YuePengCheng from YuePengDa Investment. Pursuant to the agreements, Luck Loyal paid Qiling and YuePengDa Investment RMB 2.5 million and RMB 7.5 million, respectively. These amounts were paid out by a director of Luck Loyal, Ms. Li, Jianrong, in 2007 and 2008.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 6 – DUE TO DIRECTOR (continued)

On March 25, 2009, Ms. Li, Jianrong entered into an agreement to convert the debt above into corresponding equity of China Electric Motor, Inc. at the time of China Electric Motor, Inc.’s anticipated public offering of its common stock based on the per share offering price.

The imputed interest is as follows:
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Imputed interest	$17,016	$4,887	$34,032	$9,449

NOTE 7 – STATUTORY RESERVES

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

NOTE 8 – INCOME TAX

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

	Three months ended June 30,		Six months ended June 30,
Current income tax expense:	2009	2008	2009	2008
PRC Enterprises Income Tax	$774,715	$451,381	$1,532,024	$847,561

A reconciliation between the income tax computed at the PRC statutory rate and the Group’s provision for income tax is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Preferential PRC income tax rate	$20%	$18%	$20%	$18%

Effective January 1, 2008, the new "Law of the People's Republic of China on Enterprise Income Tax" was implemented. The new law requires that:

(i)	For all resident enterprises, domestic or foreign, the Enterprise Income Tax rate is unified 25%.
(ii)	Enterprises that are categorized as the "High Tech Enterprise" will have a reduced tax rate of 15%.
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

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 8 – INCOME TAX (continued)

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company leases its factory premises and staff quarters for approximately $300,000 per year. These operating leases expire on December 31, 2010.

Rent expense for these leases was $76,730, $73,716, $153,397 and $148,447 for the three and six months ended June 30, 2009 and 2008, respectively.

NOTE 10 – OPERATING RISK

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

Concentration of Credit Risk

A significant portion of the Company’s cash is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

For the six months ended June 30, 2009, two customers accounted for 11% and 10% of total sales, respectively. At June 30, 2009 those two customers accounted for 16%,  and 11% of trade receivables, respectively.

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

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 11– SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

The Company has not segregated business units for managing different products and services that the Company has been carrying and selling on the market.  The assets and resources of the Company have been utilized, on a corporate basis, for overall operations of the Company.  The Company has not segregated its operating assets by segments as it is impracticable to do so since the same assets are used to produce products as one segment.

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue (but not by sub-product type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The geographic information for revenue is as follows:

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
China Mainland	$14,256,100	63.9%	$7,520,934	56.9%	$24,485,919	59.4%	$14,084,442	56.6%
Korea	4,373,874	19.6%	3,402,249	25.8%	9,092,984	22.1%	6,391,540	25.7%
Hong Kong	3,689,410	16.5%	2,286,373	17.3%	7,633,627	18.5%	4,410,683	17.7%
Total	$22,319,384		$13,209,556		$41,212,530		$24,886,665

The geographic information for accounts receivables which are classified based on the customers is as follows:

	June 30,
	2009	2008
China Mainland	$5,231,116	$2,266,477
Korea	1,591,006	1,255,332
Hong Kong	1,140,276	743,553
Total	$7,962,398	$4,265,362

NOTE 12 – SUBSIDIARY DIVIDENDS PAID PRIOR TO SHARE EXCHANGE

In January 31, 2007, the Company declared dividends of $1,287,700.  The dividends were paid out in May 2007 to its current owners.

In January 31, 2008, the Company declared dividends of $2,088,600.  The dividends were paid out in May 2008 to its current owners.

NOTE 13 – COMMON STOCK

On May 6, 2009, concurrently with the close of the Share Exchange, the Company conducted an initial closing of a private placement transaction (the “Private Placement”).  Pursuant to subscription agreements entered into with the investors, the Company sold an aggregate of 320,186 shares of common stock at $2.08 per share, for gross proceeds of approximately $665,000.

On June 19, 2009, the Company conducted a second closing of a private placement.  Pursuant to subscription agreements entered into with the investors, the Company sold an aggregate of 208,868 shares of common stock, $0.0001 par value per share, at $2.08 per share, for gross proceeds of approximately $433,800.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 14 – WARRANTS

Warrants remaining from Share Exchange

Prior to the Share Exchange and Private Placement, the shareholders of SRKP 21 held an aggregate of 4,612,662 warrants to purchase shares of the Company’s common stock, and an aggregate of 3,985,768 warrants were cancelled in conjunction with the closing of the Share Exchange.  Immediately after the closing of the Share Exchange and Private Placement, the shareholders held an aggregate of 626,894 warrants with an exercise price of $0.000154. The warrant has a 5 year term and is not exercisable until at least one year from the date of Share Exchange.

The summary of the status of the Company’s outstanding warrants and changes during the period ended June 30, 2009 is as follows:

	June 30, 2009
	Number of	Average
	Warrants	Exercise Price
Warrants remaining from Share Exchange	626,894	$0.000154
Exercised	—	$—
Forfeited/canceled	—	$—
End of the Period	626,894

NOTE 15 – BRIDGE LOANS

In connection with the initial closing of the Private Placement on May 6, 2009, the Company issued promissory notes in the principal amounts of $335,000 and $165,000, respectively, bearing no interest, to Chen Dong (the “Notes”). The principal shall be due and payable by the Company on or before the earlier of (a) six months from the date of issuance of this Note or (b) upon the receipt by the Company after the date of the Note of at least $1 million in additional proceeds in a Private Placement.

NOTE 16 – REGISTRATION PAYMENT ARRANGEMENT

The Registration Rights Agreement (“Agreement”) was entered into on May 6, 2009 between the Company; Attainment; and various shareholders of the Company (each a “Holder” and together the “Holders”).  Pursuant to the Agreement, the Company agreed to file, within thirty days after the closing of the Share Exchange transaction with the SEC a registration statement (the “Registration Statement”) covering the resale of shares issued in connection with the Company’s private offering that closed concurrently with the Share Exchange and covering the resale of shares of Common Stock held by those persons that are stockholders of the Company immediately prior to the Closing Date, except for the Common Stock held by such shareholders who are affiliates of WestPark Capital, Inc. (“WestPark Affiliates”).

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 16 – REGISTRATION PAYMENT ARRANGEMENT (continued)

Subject to the terms and limitations of the Agreement, the parties agreed that the Company would prepare and file a registration statement on Form S-1 or other appropriate registration document under the Securities Act of 1933, as amended (the “Act”) for resale of certain of the shares held by the Holders (the “Registrable Securities”) and the Company would use its reasonable best efforts to maintain the Registration Statement effective for a period of twelve months at the Company’s expense (the “Effectiveness Period”).  The Company agreed to file such Registration Statement no later than the tenth day after the end of the six month period that immediately follows the filing date of the Initial Registration Statement (the “Required Filing Date”).  The Company agreed to use its reasonable best efforts to cause such Registration Statement to become effective within one hundred fifty days after the Required Filing Date or the actual filing date, whichever is earlier, or one hundred eighty days after the Required Filing Date or the actual filing date, whichever is earlier, if the Registration Statement is subject to a full review by the SEC (the “Required Effectiveness Date”).  If the Company fails to file the Registration Statement by the Required Filing Date or if the Registration Statement does not become effective on or before the Required Effectiveness Date due to the failure of the Company to fulfill its obligations under the Agreement, the Company would be required to issue, as liquidated damages, to each of the Holders shares (the “Penalty Shares”) equal to a total of 0.0333% of their respective shares for each calendar day that the Registration Statement has not been filed or declared effective by the SEC (and until the Registration Statement is filed with or declared effective by the SEC), as applicable.

Notwithstanding the foregoing, no Penalty Shares would be due to the Holders if the Company is using its best efforts to cause the Registration Statement to be filed and declared effective in a timely manner.  In addition, the Company would not be obligated to effect any registration of the Registrable Securities: (i) in any particular jurisdiction in which the Company would be required to execute a general consent to service of process in effecting such registration, qualification or compliance unless the Company is already subject to service in such jurisdiction and except as may be required by the Act; or (ii) during any period in which the Company suspends the rights of a Holder after giving the Holder written notification of a potential material event.

In accordance with the Agreement, the Company has used its best effort to file the required registration statement and believes these holders agreed that the Company has used its best effort based on the continuing dialogue between the Company and the holders. The Company does not believe it has incurred any liability to date and as long as the Company keeps using its best efforts it will not incur a liability.

NOTE 17 – RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator
Net income available to common stockholders	$2,131,374	$2,049,615	$5,143,592	$3,849,872

Denominator
Weighted-average shares outstanding for earnings per share, basic	12,125,842	11,062,260	11,600,470	11,069,260
Effect of dilutive securities:
Warrants	384,781	—	193,956	—
Convertible preferred stock	—	—	—	—
Weighted-average shares outstanding for earnings per share, diluted	12,510,623	11,062,260	11,794,426	11,069,260
Net income per share:
Basic	$0.18	$0.19	$0.44	$0.35
Diluted	$0.17	$0.19	$0.44	$0.35

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 18 – SUBSEQUENT EVENTS

On July 17, 2009, the Company conducted a third closing of a private placement. Pursuant to subscription agreements entered into with the investors, the Company sold an aggregate of 272,342 shares of common stock, $0.0001 par value per share, at $2.08 per share, for gross proceeds of approximately $565,625.

On September 4, 2009, the Company conducted a fourth closing of a private placement.  Pursuant to subscription agreements entered into with the investors, the Company sold an aggregate of 481,383 shares of common stock, $0.0001 par value per share, at $2.08 per share, for gross proceeds of approximately $999,775.

On October 6, 2009, the Company conducted a final closing of a private placement.  Pursuant to subscription agreements entered into with the investors, the Company sold an aggregate of 838,322 shares of common stock, $0.0001 par value per share, at $2.08 per share, for gross proceeds of approximately $1,741,095.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the six months ended June 30, 2009 and 2008 are unaudited)

NOTE 19 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Basis of Presentation

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of China Electric Motor, Inc. exceed 25% of the consolidated net assets of China Electric Motor, Inc. The ability of the Company’s Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because substantially all of the Company’s operations are conducted in China and a substantial majority of the Company’s revenues are generated in China, a majority of the Company’s revenue being earned and currency received are denominated in Renminbi (“RMB”). RMB is subject to the exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

The condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

China Electric Motor, Inc.
(Formerly SRKP 21, Inc.)

Condensed Parent Company Balance Sheets
(US Dollars in Thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)

Assets
Investment in subsidiaries, at equity in net assets	$20,188	$13,281
Total assets	20,188	13,281

Liabilities & Stockholders' Equity
Current liabilities
Accrued merger costs	625	—
Accrued liabilities and other payables	155	—
Total current liabilities	780	—

Commitments and contingencies	—	—

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 12,950,317 and 11,069,260 shares issued and outstanding as of June 30, 2009, and December 31, 2008, respectively	1	1
Additional paid-in capital	1,137	158
Accumulated other comprehensive income	1,093	1,089
Statutory surplus reserve fund	1,177	1,177
Retained earnings (unrestricted)	16,000	10,856
Total Stockholders' Equity	19,408	13,281
Total Liabilities & Stockholders' Equity	$20,188	$13,281

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the six months ended June 30, 2009 and 2008 are unaudited)

NOTE 19 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

China Electric Motor, Inc.
(Formerly SRKP 21, Inc.)

Condensed Parent Company Statements of Operations
(US Dollars in Thousands)
(unaudited)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$—	$—	$—	$—

Merger cost	938	—	938	—
Total expenses	938	—	938	—

Equity in undistributed income of subsidiaries	2,131	2,050	5,144	3,850
Income before income taxes	1,193	2,050	4,206	3,850

Provision for income taxes	—	—	—	—

Net Income	$1,193	$2,050	$4,206	$3,850

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the six months ended June 30, 2009 and 2008 are unaudited)

NOTE 19 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

China Electric Motor, Inc.
(Formerly SRKP 21, Inc.)

Condensed Parent Company Statements of Cash Flows
(US Dollars in Thousands)
(unaudited)

	For The Six Months Ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net Income	$4,206	$3,850
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued merger costs	625	—
Accrued liabilities and other payables	155	—
Equity in undistributed income of subsidiaries
Net cash provided by operating activities	4,986	3,850

Cash Flows From Investing Activities
Capital contribution to subsidiaries	(5,931)	(3,850)
Net cash used in investing activities	(5,931)	(3,850)

Cash Flows From Financing Activities
Proceeds from sale of common stock	945	—
Net cash provided by financing activities	945	—

Net increase in cash and cash equivalents	—	—

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

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

We sell our products directly to original equipment manufacturers and to distributors and resellers. We do not have any long-term sales contract with any of our customers. As a result it is necessary for us to estimate, based in part on non-binding estimates by our customers and potential customers, the requirements for our products. In addition, in some instances, we develop products based on anticipated customer demand with no assurance that we will receive the anticipated orders. To the extent that we do not receive the anticipated orders or that our customers require products in greater quantities than anticipated, our revenue and margins will be affected.

Recent Events

On March 3, 2009, SRKP 21, Inc., a Delaware corporation (“SRKP 21”), entered into a share exchange agreement, with Attainment Holdings, Attainment Holdings’ sole shareholder Excel Profit Global Group Limited, a British Virgin Islands corporation (“Excel Profit”), and as to certain portions of the agreement, certain designees, pursuant to which Excel Profit would transfer all of the issued and outstanding securities of Attainment Holdings to SRKP 21 in exchange for 11,069,260 shares of SRKP 21’s common stock. The parties amended the share exchange agreement on May 6, 2009. On May 6, 2009, the Share Exchange closed and we became a wholly-owned subsidiary of SRKP 21, which immediately changed its name to “China Electric Motor, Inc.” A total of 11,069,260 shares were issued to the former sole shareholder of Attainment Holdings and the designees. We also agreed to pay an aggregate of $600,000 in connection with the Share Exchange, which includes $350,000 to the placement agent and $250,000 to a third party unaffiliated with the Company, SRKP 21 or the placement agent. Approximately $315,000 of the $600,000 has been paid, which includes $255,000 to the placement agent and $60,000 to the unaffiliated third party.

In addition, on May 6, 2009, concurrently with the close of the Share Exchange, we conducted an initial closing of a private placement transaction (the “Private Placement”). Pursuant to Subscription Agreements entered into with the investors, we sold an aggregate of 320,186 shares of common stock at $2.08 per share. As a result, we received gross proceeds in the amount of approximately $665,000. In connection with the initial closing of the Private Placement, the Company issued a promissory note in the principal amount of $335,000, bearing no interest, to Chen Dong (the “Note”). The principal shall be due and payable by the Company on or before the earlier of (a) six months from the date of issuance of this Note or (b) upon the receipt by the Company after the date of the Note of at least $1 million in additional proceeds in the Private Placement. The placement agent was paid a commission of 8.5% of the gross proceeds from the Private Placement and was paid a due diligence fee of $40,000.

On June 19, 2009, we conducted a second closing of the private placement in which we sold an aggregate of 208,868 shares of common stock, at $2.08 per share, for gross proceeds of approximately $433,800. The placement agent was paid a commission of 8.5% of the gross proceeds from the second closing of the private placement, in addition to a success fee of approximately $8,200.

On July 17, 2009, we conducted a third closing of the private placement in which we sold an aggregate of 272,342 shares of common stock at $2.08 per share, for gross proceeds of approximately $565,625. The placement agent was paid a commission of 8.5% of the gross proceeds from the second closing of the private placement, in addition to a success fee of approximately $25,000.

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

On October 8, 2009, our Board of Directors and our stockholders approved an amendment to our Certificate of Incorporation to effect a 1-for-1.53846153846154 reverse stock split of all of our issued and outstanding shares of common stock (the “Reverse Stock Split”). To effect the Reverse Stock Split, we will file the amendment to the Certificate of Incorporation with the Secretary of the State of Delaware, which will not be done sooner than 20 days after we mail an information statement on Schedule 14C to our stockholders. The Reverse Stock Split will occur immediately prior to the closing of the public offering that we propose to complete in accordance with the registration statement on Form S-1 as filed with the SEC, as the holders of a majority of the outstanding shares of our common stock have provided their consent to such corporate action. The par value and number of authorized shares of our common stock will remain unchanged. All references to number of shares and per share amounts included in this Form 10-Q/A gives effect to the Reverse Stock Split. The number of shares and per share amounts included in the consolidated financial statements and the accompanying notes, included in the F- section have been adjusted to reflect the Reverse Stock Split retroactively. Unless otherwise indicated, all outstanding shares and earnings per share information contained in this Form 10-Q/A gives effect to the Reverse Stock Split.

Critical Accounting Policies and Estimates

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The preparation of the condensed consolidated financial statements in this Report requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience, actuarial valuations and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements. The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

Accounts Receivable

We typically provide payment terms ranging from 30 to 45 days. We examine the creditworthiness of our customers prior to any transaction to limit our collection risk. We use estimates in determining our allowance for bad debts that are based on our historical collection experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining these percentages, we review historical write-offs in our receivables. In determining the appropriate reserve percentages, we also review current trends in the credit quality of our customers, as well as changes in our internal credit policies.

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

There were no bad debts written off for the three and six months ended June 30, 2009 and 2008, respectively, as there were no accounts receivable outstanding in excess of 90 days at June 30, 2009 and 2008 and December 31, 2008 and 2007. The aging of the accounts receivable (in thousands) is as follows:

	June 30,
	2009	2008
1-30 days	$7,966	$4,255
31-60 days	—	14
60-90 days	—	—
Total	$7,966	$4,269

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

Revenue Recognition

Our revenue recognition policies comply with Staff Accounting Bulletin (SAB) 104.  SAB 104 requires that revenue be recognized net of value added tax (VAT) when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, and acceptance of ownership and assumption of risk of loss by the customer, as well as predetermined fixed pricing, persuasive evidence of an arrangement exists, and collection of the relevant receivables is probable. We include shipping charges billed to customers in net revenue, and include the related shipping costs in cost of sales.  No return allowance is made as products returns are insignificant based on historical experience.

We do not provide different policies in terms, warranties, credits, discounts, rebates, price protection, or similar privileges among customers.  Orders are placed by both the distributors and OEMs and the products are delivered to the customers within 30-45 days of order; we do not provide price protection or right of return to customers. Product prices are predetermined and fixed based on contractual agreements and, therefore, customers would be responsible for any loss if they are faced with sales price reductions and technology obsolescence. We do not allow any discounts, credits, rebates or similar privileges.

We warrant our products for up to 1 year from the date the products leave our factory, under which we will pay for labor and parts, or offer a new or similar unit in exchange for a non-performing unit due to defects in material or workmanship.  Customers may also return products for a variety of reasons, such as damage to goods in transit, cosmetic imperfections and mechanical failures, if within the warranty period.  There is no allowance for warranty on the products sales as historical costs incurred for warranty replacements and repairs have been insignificant.

We warrant our products for up to 1 year, under which the Company will pay for labor and parts, or offer a new or similar unit in exchange for a non-performing unit due to defects in material or workmanship.  Customers may also return products for a variety of reasons, such as damage to goods in transit, cosmetic imperfections and mechanical failures, if within the warranty period.

Results of Operations

The following table sets forth information from our statements of operations for the three and six months ended June 30, 2009 and 2008, in dollars and as a percentage of revenue (unaudited):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues
	(in thousands, except earnings per share)
Revenue	$22,319	100.00%	$13,210	100.00%	$41,213	100.00%	$24,887	100.00%
Cost of goods sold	(16,323)	73.1%	(9,571)	72.5%	(29,863)	72.5%	(17,898)	71.9%
Gross profit	5,996	26.9%	3,639	27.5%	11,350	27.5%	6,989	28.1%

Operating Costs and Expenses:
Selling expenses	1,157	5.2%	634	4.8%	2,041	5.0%	1,302	5.2%
Depreciation	5	*	6	*	11	*	12	*
General and administrative	560	2.5%	264	2.0%	875	2.1%	540	2.2%
Merger cost	938	4.2%	—	—	938	2.3%	—	—
Research and development	419	1.9%	228	1.7%	788	1.9%	428	1.7%
Total operating costs and expenses	3,080	13.8%	1,131	8.6%	4,653	11.3%	2,281	9.2%

Income from operations	2,916	13.1%	2,508	19.0%	6,697	16.2%	4,708	18.9%
Interest income	7	*	1	*	13	*	2	*
Imputed interest	(17)	*	(5)	*	(34)	*	(9)	*
Sundry income (expenses), net	*	*	(3)	*	*	*	(3)	*

Income before income taxes	2,906	15.0%	2,501	18.9%	6,676	16.2%	4,697	18.9
Income taxes	(775)	3.5%	(451)	3.4%	(1,532)	3.7%	(848)	3.4%
Net income	$2,131	9.5%	$2,050	15.5%	5,144	12.5%	3,850	15.5%

Basic earnings per share	$0.18		$0.19		$0.44		$0.35
Diluted earnings per share	$0.17		$0.19		$0.44		$0.35
* Less than $1,000 or 1%.

Three Months Ended June 30, 2009 and 2008

Revenues for the three months ended June 30, 2009 were $22,319,384, an increase of 69%, compared to revenues of $13,209,556 for the three months ended June 30, 2008.  The increase in revenues was primarily attributable to a 83% increase in the number of micro-motor units sold during the three months ended June 30, 2009, which was attributable to increased orders from new and existing customers.  Our increase in revenues was partially offset by the mix of the types of products sold during the period.  During the three months ended June 30, 2009, we sold more of our lower priced-products than our higher-priced products, which include our numerical control motor products. Sales of our higher-profit products increased $972,094 in the three months ended June 30, 2009 from the comparable period in 2008.

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

Gross profit for the three months ended June 30, 2009, was $5,996,031, or 26.9% of revenues, compared to $3,638,622, or 27.5% of revenues, for the comparable period in 2008.  Management considers gross profit to be a key performance indicator in managing our business.  Gross profit margins are usually a factor of cost of sales, product mix and demand for product.  The decrease in our gross profit margin for the three months ended June 30, 2009 is primarily due to an increase in the prices of raw materials, particularly lacquered wire.  Additionally, sales of our lower-profit products increased slightly faster than sales of our higher-profit products.

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

Six Months Ended June 30, 2009 and 2008

Revenues for the six months ended June 30, 2009 were $41,212,530, an increase of 65.6%, compared to revenues of $24,886,665 for the six months ended June 30, 2008. The increase in revenues was largely due to an 83.4% increase in the number of units sold during the six months ended June 30, 2009, which was attributable to increased orders from new and existing customers.  Our increase in revenues was partially offset by the mix of the types of products sold during the period.  During the six months ended June 30, 2009, we sold more of our lower priced-products than our higher-priced products, which include our numerical control motor products.  Sales of our higher-priced products increased $1,842,265 in the six months ended June 30, 2009 from the comparable period in 2008.

Revenues from sales of our Home Appliance Series of products were $28.4 million, or 68.8% of total revenues, for the six months ended June 30, 2009, a 99.2% increase from revenues of $14.2 million, or 57.2% of total revenues, for the six months ended June 30, 2008 for products in our Home Appliance Series.  Revenues from sales of our Auto Parts Series of products were $8.0 million, or 19.4% of total revenues, for the six months ended June 30, 2009, a 13.2% increase from revenues of $7.1 million, or 28.4% of total revenues, for the six months ended June 30, 2008 for products in our Auto Parts Series.  Revenues from sales of our Digital Motor Series of products were $4.9 million, or 11.8% of total revenues, for the six months ended June 30, 2009, a 35.3% increase from revenues of $3.6 million, or 14.4% of total revenues, for the six months ended June 30, 2008 for products in our Digital Motor Series.

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

Gross profit for the six months ended June 30, 2009, was $11,349,672, or 27.5% of revenues, compared to $6,989,107, or 28.1% of revenues, for the comparable period in 2008.  Management considers gross profit to be a key performance indicator in managing our business.  Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The decrease in our gross profit margin for the six months ended June 30, 2009 is primarily due to an increase in the prices of raw materials, particularly lacquered wire.  Additionally, sales of our lower-profit products increased slightly faster than sales of our higher-profit products.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $5,957,277 as of June 30, 2009, as compared to $2.7 million as of December 31, 2008.  Our funds are kept in financial institutions located in China, and these funds are not insured.  We have historically funded our operations from revenues.

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

We provide our major customers with payment terms ranging from 30 to 45 days.  Additionally, our production lead time is approximately three weeks, from the inspection of incoming materials, to production, testing and packaging.  We need to keep a large supply of raw materials and work in process and finished goods inventory on hand to ensure timely delivery of our products to our customers.  We typically offer certain of our customers 30 to 90 days credit terms for payment.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry.  If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results.  We have not experienced any significant amount of bad debt since the inception of our operation.

As of June 30, 2009, inventories amounted to $7.6 million, as compared to $7.3 million as of December 31, 2008.

On May 6, 2009, we received gross proceeds of approximately $665,000 in an initial closing of a private placement transaction (the “Private Placement”).  Pursuant to Subscription Agreements entered into with the investors, we sold an aggregate of 320,186 shares of Common Stock at $2.08 per share.  In connection with the initial closing of the Private Placement, the Company issued a promissory note in the principal amount of $335,000, bearing no interest, to Chen Dong (the “Note”). The principal shall be due and payable by the Company on or before the earlier of (a) six months from the date of issuance of this Note or (b) upon the receipt by the Company after the date of the Note of at least $1 million in additional proceeds in the Private Placement.  We agreed to file a registration statement covering the common stock sold in the Private Placement within 30 days of the closing of the Share Exchange and to pay for all costs related to the registration of the shares.  The placement agent received an aggregate commission equal to 8.5% of the gross proceeds from the Private Placement, in addition a due diligence fee of $40,000.

On June 19, 2009, we conducted a second closing of the Private Placement.   Pursuant to Subscription Agreements entered into with the investors, we sold an aggregate of 208,868 shares of Common Stock at $2.08 per share for gross proceeds of approximately $433,800.  On July 17, 2009, we conducted a third closing of the Private Placement.  Pursuant to Subscription Agreements entered into with the investors, we sold an aggregate of 272,342 shares of common stock at $2.08 per share, for gross proceeds of approximately $565,625.

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

Net cash provided by operating activities was $3,439,617 for the six months ended June 30, 2009, compared to net cash provided by operations of $3,461,556 for the six months ended June 30, 2008.  The $21,939 decrease was primarily due to an increase in operating profit and our collection of receivables.

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

Contractual obligations

The following table describes our contractual commitments and obligations as of June 30, 2009:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations	$462,756	$293,206	$169,550	$—	$—

Seasonality

Our business is not seasonal in nature.  The seasonal effect does not have material impact on our sales.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Concentration of Credit Risk

A significant portion of our cash is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit. We have not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

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

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the tax laws of PRC, we have had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004.  We have been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on normal tax rate of 15% for the following three consecutive years.  On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%.  The new law became effective on January 1, 2008.  During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012.  The expiration of the preferential tax treatment will increase our tax liabilities and reduce our profitability.

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

We also intend to register with the Private Placement shares 1,352,003 shares of common stock held by our stockholders immediately prior to the Share Exchange and all of the 626,894 shares of common stock underlying the 626,894 warrants held by our stockholders immediately prior to the Share Exchange.  Of the 1,352,003 shares and 626,894 shares underlying warrants, 275,944 shares and 127,950 shares underlying warrants will be covered by the registration statement filed in connection with the Private Placement, and 1,076,059 shares and 498,944 shares underlying warrants, which are beneficially owned by affiliates of the placement agent, will be included in a subsequent registration statement filed by us within 10 days after the end of the six-month period that immediately follows the date on which we file the registration statement to register the shares issued in the Private Placement.  All of the shares included in an effective registration statement may be freely sold and transferred, subject to a lock-up agreement.

Additionally, following the Share Exchange, the former stockholder of Attainment Holdings, and its designees, may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations.  Under Rule 144, an affiliate stockholder who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  As of August 14, 2009, 1% of our issued and outstanding shares of common stock was approximately 132,227 shares.  Non-affiliate stockholders are not subject to volume limitations.  Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

On March 3, 2009, we entered into the Exchange Agreement with Attainment Holding, the sole shareholder of Attainment Holdings and, with respect to certain portions of the agreement, certain designees pursuant to which we agreed to acquire 100% of the issued and outstanding securities of Attainment Holdings in exchange for shares of our common stock.  On May 6, 2009, the Exchange Agreement was amended, the Share Exchange closed, Attainment Holdings became our 100%-owned subsidiary, and our sole business operations became that of Attainment Holdings and its subsidiaries.  We also have a new Board of Directors and management consisting of persons from Attainment Holdings and changed our corporate name from SRKP 21, Inc. to China Electric Motor, Inc.

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

China Electric Motor, Inc.

Dated: October 23, 2009	/s/ Yue Wang
	By:	Yue Wang
Its: Chief Executive Officer

/s/ Haixia Zhang
	By:	Haixia Zhang
Its: Chief Financial Officer