Form 10-Q
period 2009-09-30
CHINA ELECTRIC MOTOR, INC.
filed 2009-11-23
CIK 1421526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

The registrant had 14,083,030 shares of common stock, par value $0.0001 per share, outstanding as of November 20, 2009 (taking into account the reverse stock split, as described below).

EXPLANATORY NOTE

On October 8, 2009, the Company’s Board of Directors and stockholders approved an amendment to its Certificate of Incorporation to effect a 1-for-1.53846153846154 reverse stock split of all of its issued and outstanding shares of common stock (the “Reverse Stock Split”). To effect the Reverse Stock Split, the Company will file the amendment to the Certificate of Incorporation with the Secretary of the State of Delaware, which will not be done sooner than 20 days after the Company mails a definitive information statement on Schedule 14C to the Company’s stockholders. The Reverse Stock Split will occur immediately prior to the closing of the public offering that the Company proposes to complete in accordance with the registration statement on Form S-1 as filed with the SEC (File No. 333-162459).  The par value and number of authorized shares of the Company’s common stock will remain unchanged. All references to number of shares and per share amounts included in this Form 10-Q gives effect to the Reverse Stock Split. The number of shares and per share amounts included in the consolidated financial statements and the accompanying notes have been adjusted to reflect the Reverse Stock Split retroactively. Unless otherwise indicated, all outstanding shares and earnings per share information contained in this report gives effect to the Reverse Stock Split.

CHINA ELECTRIC MOTOR, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2009

Part I. Financial Information

Item 1. Financial Statements

China Electric Motor, Inc. and Subsidiaries
Consolidated Balance Sheets
(In US Dollars)

	September 30,	December 31,
	2009	2008
ASSETS:	(Unaudited)
Current Assets:
Cash and cash equivalents	$6,459,094	$2,655,808
Accounts receivable, net (Note 3)	7,828,010	5,239,785
Inventories (Note 4)	7,241,415	7,293,544
Other receivables and prepaid expense	90,265	15,103
Total current assets	21,618,784	15,204,240
Property and equipment, net (Note 5)	8,066,874	2,770,782
Total Assets	$29,685,658	$17,975,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable-trade	$2,068,268	$2,309,026
Accrued merger costs	244,000	-
Short-term note payable (Note 16)	333,557	-
Accrued liabilities and other payable	150,000	240,130
Various taxes payable (Note 8)	33,156	39,972
Wages payable	358,043	295,367
Corporate tax payable (Note 8)	849,864	469,435
Due to director (Note 6)	1,569,720	1,339,337
Total Current Liabilities	5,606,608	4,693,267

Commitments and Contingencies (Note 9)	-	-

Stockholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 13,314,042 shares and 10,679,260 shares issued and outstanding at September 30, 2009 and
December 31, 2008, respectively. (Notes 1 and 13)	1,331	1,068
Additional paid-in capital	2,755,481	158,271
Accumulated other comprehensive income	952,119	1,089,032
Statutory surplus reserve fund (Note 7)	1,177,075	1,177,075
Retained earnings (unrestricted)	19,193,044	10,856,309
Total Stockholders' Equity	24,079,050	13,281,755
Total Liabilities and Stockholders' Equity	$29,685,658	$17,975,022

The accompanying notes are an integral part of these consolidated financial statements.

China Electric Motor, Inc. and Subsidiaries
Consolidated Statements of Operations
 (In US Dollars)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales	$22,081,199	$14,163,197	$63,293,729	$39,049,862
Cost of Goods Sold	(15,598,052)	(10,205,436)	(45,460,910)	(28,102,994)
Gross Profit	6,483,147	3,957,761	17,832,819	10,946,868
Operating Costs and Expenses:
Selling expenses	1,128,845	708,782	3,169,799	2,010,820
Bad debts recovery	(3,246)	-	(3,246)	-
Merger costs	-	-	938,152	-
Research and development	476,124	275,479	1,264,119	703,201
Depreciation (Note 5)	5,187	5,577	15,991	17,209
General and administrative	807,849	296,206	1,682,738	835,909
Total operating costs and expenses	2,414,759	1,286,044	7,067,553	3,567,139

Income From Operations	4,068,388	2,671,717	10,765,266	7,379,729
Other income (expense)
Interest income	6,989	449	19,869	2,156
Imputed interest (Notes 6 and 16)	(35,648)	(3,778)	(69,680)	(13,227)
Sundry income (expense), net	2,966	(30)	2,856	(2,867)
Total other income (expense)	(25,693)	(3,359)	(46,955)	(13,938)

Income before income taxes	4,042,695	2,668,358	10,718,311	7,365,791
Provision for income taxes (Note 8)	(849,552)	(481,608)	(2,381,576)	(1,329,169)

Net income	$3,193,143	$2,186,750	$8,336,735	$6,036,622

Basic earnings per share	$0.25	$0.20	$0.71	$0.57
Weighted average shares outstanding-basic	12,926,571	10,679,260	11,788,790	10,679,260

Diluted earnings per share	$0.24	$0.20	$0.69	$0.57
Weighted average shares outstanding-diluted	13,553,465	10,679,260	12,128,645	10,679,260

The accompanying notes are an integral part of these consolidated financial statements.

China Electric Motor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In US Dollars)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$8,336,735	$6,036,622
Adjustments to reconcile net income to net cash provided by operating activities:
Shares issued for legal service	148,720	-
Imputed interest expense	69,680	13,227
Bad debt recovery	(3,246)	-
Depreciation	479,417	381,144
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable – trade	(2,584,979)	(2,555,544)
Inventories	52,129	(1,311,501)
Prepaid expenses and other receivables	(75,162)	284
Increase (decrease) in -
Accounts payable	(240,758)	1,234,214
Accrued merger costs	244,000	-
Accrued liabilities and other payable	(90,130)	6,612
Various taxes payable	(6,816)	(75,642)
Wages payable	62,676	86,907
Corporate tax payable	380,429	363,089
Net cash provided by operating activities	6,772,695	4,179,412

Cash Flows From Investing Activities:
Purchases of property and equipment	(5,772,362)	(406,871)
Net cash used in investing activities	(5,772,362)	(406,871)

Cash Flows From Financing Activities:
Proceeds from (repayment of) short-term loans	333,557	(164,520)
Net proceeds from sale of common shares	2,379,073	-
Dividends paid	-	(2,088,600)
Increase (decrease) due to related parties	230,383	(150,390)
Net cash provided by (used in) financing activities	2,943,013	(2,403,510)

Effect of exchange rate changes on cash and cash equivalents	(140,060)	468,142
Increase in cash and cash equivalents	3,803,286	1,837,173
Cash and cash equivalents, beginning of period	2,655,808	1,588,778
Cash and cash equivalents, end of period	$6,459,094	$3,425,951

Supplemental disclosure information:
Income taxes paid	$380,429	$981,179
Interest expense paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Electric Motor, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the Nine Months Ended September 30, 2009
(In US Dollars)
(Unaudited)

				Accumulated
			Additional	Other	Statutory	Retained	Total
	Common Stock		Paid-in	Comprehensive	Reserve	Earnings	Stockholders'	Comprehensive
	Shares	Amount	Capital	Income	Fund	(Unrestricted)	Equity	Income

Balance at December 31, 2008	10,679,260	$1,068	$158,271	$1,089,032	$1,177,075	$10,856,309	$13,281,755	$
Reverse merger adjustment	1,352,003	135	(135)	-	-	-	-
Shares issued for legal service	-	-	148,720	-	-	-	148,720
Sale of common shares	1,282,779	128	2,378,945	-	-	-	2,379,073
Imputed interest	-	-	69,680	-	-	-	69,680
Net income	-	-	-	-	-	8,336,735	8,336,735	$8,336,775
Foreign currency translation	-	-	-	(136,913)	-	-	(136,913)	(136,913)
Comprehensive income	-	-	-	-	-	-	-	$8,199,822
Balance September 30, 2009	13,314,042	$1,331	$2,755,481	$952,119	$1,177,075	$19,193,044	$24,079,050

The accompanying notes are an integral part of these consolidated financial statements.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months and nine months ended September 30, 2009 and 2008 are unaudited)

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

Shenzhen YuePengDa Development Enterprises (“YuePengDa”), a company owned by the son of Ms. Jianrong Li, a director of YuePengCheng and Luck Loyal (the “Director”), and Taiwan Qiling Shashi Enterprises (“Qiling”), a company owned by a relative of the Director, were the original owners of YuePengCheng and held 75% and 25% of the total interest of YuePengCheng, respectively.

In November 2007, the Director caused Luck Loyal to enter into an ownership transfer agreement with Qiling. Pursuant to the agreement, Qiling transferred its 25% interest in YuePengCheng to Luck Loyal at a price of Chinese Renminbi (“RMB”) 2.5 million. In September 2008, in order to implement a capital restructuring program, the Director had Luck Loyal acquire the remaining 75% ownership of YuePengCheng from YuePengDa under an ownership transfer agreement. Pursuant to the agreement, Luck Loyal paid YuePengDa RMB 7.5 million for the ownership transfer.  Thereafter, Luck Loyal became the sole owner of YuePengCheng.  Since these transactions were effected by parties under common control, the Company accounted for them as similar to a pooling of interest transaction, with a retroactive reduction in additional paid-in capital for the payments to the former owner, and the recording of a corresponding liability.

The Director agreed to convert the debts owed to her of RMB 7.5 million and RMB 2.5 million (approximately $1.3 million) into shares of the Company’s common stock on the effective date of the public offering, with the conversion price to be equal to the per share price of the shares sold in the Company’s public offering.

For accounting purpose, this transaction is being accounted as business combination of entities under common control and the historical financial statements include the operations of YuePengCheng for all periods presented.

China Electric and its subsidiaries – Attainment, Luck Loyal and YuePengCheng are collectively referred throughout as the “Company.”

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

To summarize the paragraphs above, the organization and ownership structure of the Company is currently as follows:

Share Exchange

On March 3, 2009, China Electric Motor, Inc. (the “Company”) (formerly known as “SRKP 21, Inc.”) entered into a Share Exchange Agreement with Attainment Holdings, Excel Profit as the sole shareholder of Attainment Holdings, and as to certain portions of the agreement, certain designees.  Pursuant to the Share Exchange Agreement, as it was amended on May 6, 2009 (the “Exchange Agreement”), SRKP 21 agreed to issue an aggregate of 10,679,260 shares of its common stock in exchange for all of the issued and outstanding securities of Attainment Holdings (the “Share Exchange”).  The Share Exchange closed on May 6, 2009. The 10,679,260 shares of common stock issued to the stock holders of Attainment in conjunction with the share exchange transaction have been presented as outstanding for all periods.

Upon the closing of the Share Exchange, the Company issued an aggregate of 10,679,260 shares of its common stock to Excel Profit and the designees in exchange for all of the issued and outstanding securities of Attainment Holdings.  Prior to the closing of the Share Exchange, the stockholders of the Company canceled an aggregate of 3,260,659 shares held by them such that there were 1,352,003 shares of common stock outstanding immediately prior to the Share Exchange.  The Company’s stockholders also canceled an aggregate of 3,985,768 warrants to purchase shares of common stock such that the stockholders held an aggregate of 626,894 warrants immediately after the Share Exchange.  Immediately after the closing of the Share Exchange, the Company had 12,031,263 outstanding shares of common stock, no shares of Preferred Stock, no options, and warrants to purchase 626,894 shares of common stock.

For accounting purposes, this transaction is being accounted for as a reverse merger. The transaction has been treated as a recapitalization of Attainment Holdings and its subsidiaries, with China Electric Motor  (the legal acquirer of Attainment and its subsidiaries including YuePengCheng) considered the accounting acquiree and YuePengCheng , the only operating company, and whose management took control of China Electric Motor  (the legal acquiree of YuePengCheng) is considered the accounting acquirer.  The Company did not recognize goodwill or any intangible assets in connection with the transaction.  The 10,679,260 shares of common stock issued to the shareholder of Attainment and its designees in conjunction with the share exchange transaction have been presented as outstanding for all periods. The 10,679,260 shares of common stock issued to the stockholders of Attainment in conjunction with the share exchange transaction have been presented as outstanding for all periods. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented.

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

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Preparation

The interim consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Registration Statement on Form S-1/A of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on October 19, 2009. Interim results are not necessarily indicative of the results for the full year.

The parent only financial statements reflect nominal assets and operations consistent with the disclosure that all assets and operations are conducted in China, and that the only significant transactions at the parent level are capital transactions, intercompany transactions, and equity accounting transactions to account for the parent’s 100% ownership of its operations in China. See the Registration Statement on Form S-1/A of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on October 19, 2009 for further information.

In the opinion of the management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods.

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

US GAAP requires certain disclosures about the fair value of financial instruments. The Company defines fair value, using the required three-level valuation hierarchy for disclosures of fair value measurement the enhanced disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follows:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period-ends. Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each quarter.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months and nine months ended September 30, 2009 and 2008 are unaudited)

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

The Company uses an aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the amount provided as the allowance was incorrect, an adjustment, classified as a change in estimate, is made.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets at cost less 5% for salvage value:

Building	46 years
Machinery and Equipment	5 ~ 25 years
Office and Other Equipment	5 ~ 10 years

i.	Impairment of Long-Lived Assets

The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with the standard of “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

j.	Comprehensive Income

The Company reports Comprehensive Income, its components, and accumulated balances in its financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments. No other items of comprehensive income are present.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months and nine months ended September 30, 2009 and 2008 are unaudited)

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

Research and development costs are expensed to operations as incurred. The Company spent $476,124 and $275,479 in the three months ended September 30, 2009 and 2008, respectively, and $1,264,119 and $703,201 in the nine months ended September 30, 2009 and 2008, respectively, on direct research and development efforts.

m.	Income Taxes

The Company accounts for income taxes in accordance with the US Generally Accepted Accounting Principles (GAAP) which requires the asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company follows the requirements of US GAAP in Accounting for Uncertainty in Income Taxes, which requires a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file to file a return in a particular jurisdiction).

n.	Advertising Costs

The Company expenses advertising costs as incurred.  The Company incurred $133,510 and $97,606 in the three months ended September 30, 2009 and 2008, respectively, and $417,020 and $276,909 in the nine months ended September 30, 2009 and 2008, respectively, on advertising expenses.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months and nine months ended September 30, 2009 and 2008 are unaudited)

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Nine Months Ended September 30, 2009	6.81756	6.82174
Nine Months Ended September 30, 2008	6.83527	6.97496

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Nine Months Ended September 30, 2009	7.75013	7.75193
Nine Months Ended September 30, 2008	7.76908	7.79838

p.	Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

q.	Recently issued accounting pronouncements (continued)

In September 2006, the FASB issued an accounting standard codified in ASC 820, Fair Value Measurements and Disclosures. This standard established a single definition of fair value and a framework for measuring fair value, set out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and required disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This standard applies under other accounting standards that require or permit fair value measurements. One of the amendments deferred the effective date for one year relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applied to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The adoption of the fair value measurement standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC 805, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The Company adopted the standard for business combinations for its business combination during the period ended June 30, 2009.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. The standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

q.	Recently issued accounting pronouncements (continued)

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. The standard is effective for new transfers of financial assets beginning January 1, 2010. The Company is currently evaluating the impact of this standard, but does not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued an accounting standard that revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but does not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but does not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

q.	Recently issued accounting pronouncements (continued)

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30,	December 31,
	2009	2008
Accounts receivable-trade	$7,828,010	$5,243,033
Allowance for doubtful accounts	-	(3,248)
Accounts receivable-trade, net	$7,828,010	$5,239,785

The change in the allowance for doubtful accounts between the reporting periods, as of September 30, 2009 and December 31, 2008, is as follows:

	September 30,	December 31,
	2009	2008
Beginning	$(3,248)	$(3,036)
(Provision)/reversal during the period	3,246	-
Effect of exchange rate changes	2	(212)
Ending	$-	$(3,248)

There were no bad debts written off for the three months and nine months ended September 30, 2009 and 2008 as there were no accounts receivable outstanding in excess of 60 days at September 30, 2009 and 2008. The aging of the accounts receivable is as follows:

	September 30,
	2009	2008
1-60 days	$7,828,010	$5,200,667

NOTE 4 – INVENTORY

Inventory includes raw materials, work-in-process (“WIP”), and finished goods. Finished goods contain direct material, direct labor and manufacturing overhead and do not contain general and administrative costs.

Inventory consists of the following:

	September 30,	December 31,
	2009	2008
Raw materials	$1,955,017	$2,524,124
Finished goods	2,385,642	2,544,534
Work-in-process	2,900,756	2,224,886
Total	$7,241,415	$7,293,544

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

	September 30,	December 31,
	2009	2008
Building	$3,717,781	$-
Machinery and equipment	6,369,548	4,314,429
Electronic, office and other equipment	185,803	182,963
Accumulated depreciation	(2,206,258)	(1,726,610)
Property and equipment, net	$8,066,874	$2,770,782

Depreciation expense for the three months and nine months ended September 30, 2009 and 2008 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Cost of goods sold	$168,825	$124,785	$463,426	$363,935
Operating expenses	5,187	5,577	15,991	17,209
Total	$174,012	$130,362	$479,417	$381,144

NOTE 6 – DUE TO DIRECTOR

Due to director consists of the following:

	September 30,	December 31,
	2009	2008
Due to director - Li, Jianrong: Luck Loyal loans	1,440,288	1,339,337
Due to director - Li, Jianrong: Working capital loans	129,432	-
Total	$1,569,720	$1,339,337

In November 2007, Luck Loyal acquired a 25% ownership interest in YuePengCheng from Qiling; and in September 2008 acquired the remaining 75% ownership interest in YuePengCheng from YuePengDa. Pursuant to the agreements, Luck Loyal paid Qiling and YuePengDa RMB 2.5 million and RMB 7.5 million, respectively. These amounts were contributed by a director of Luck Loyal, Ms. Li, Jianrong, in 2007 and 2008.

On March 25, 2009, Ms. Li, Jianrong entered into an agreement to convert the debt outstanding as of the close of the share exchange (approximately $1.3 million) into corresponding equity of China Electric Motor, Inc. at the time of China Electric Motor, Inc.’s anticipated public offering of its common stock based on the per share offering price.

The other amounts that are due to Ms. Li, Jianrong consist of unsecured loans for working capital with no fixed repayment date.

The Company recorded the imputed interests with respect to these loans as a charge to operations, and as a credit to additional paid-in capital.  The calculations are performed monthly at annual rates in the range of 5.25% - 7.14% with the reference to the average short term loan rate announced by People's Bank of China. A summary of the imputed interest is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Imputed interest	$28,468	$3,778	$62,500	$13,227

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months and nine months ended September 30, 2009 and 2008 are unaudited)

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

NOTE 8 – INCOME TAX AND VARIOUS TAXES

Income Tax

The Company is registered and entitled as a “Hi-Tech Corporation” in the PRC.  The Company has tax advantages granted by the local government for corporate income taxes and sales taxes.   The Company is entitled to have a 50% reduction on the normal tax rate of 15% commencing year 2005 for the following three consecutive years.  The Company’s tax advantages were abolished after the Enterprise Income Tax Law that took effect on January 1, 2008. The Company’s prior tax rate of 15% was changed to a rate of 18% in 2008.

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

	Three months ended September 30,		Nine months ended September 30,
Current income tax expense:	2009	2008	2009	2008
PRC Enterprises Income Tax	$849,552	$481,608	$2,381,576	$1,329,169

A reconciliation between the income tax computed at the PRC statutory rate and provision for income tax is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Preferential PRC income tax rate	20%	18%	20%	18%

Effective January 1, 2008, the new "Law of the People's Republic of China on Enterprise Income Tax" was implemented. The new law requires that:

(i)	For all resident enterprises, domestic or foreign, the Enterprise Income Tax rate is unified 25%.
(ii)	Enterprises that are categorized as the "High Tech Enterprise" will have a reduced tax rate of 15%.
(iii)
From January 1, 2008 onwards, enterprises that enjoyed a preferential tax rate before, will need to adopt the new law within the next five years. Specifically, enterprises with a current preferential tax rate of 15% for 2007, the tax rate will be 18%, 20%, 22%, 24%, and 25% for the years ended December 31 2008, 2009, 2010, 2011, and 2012, respectively.

Accounting for Uncertainty in Income Taxes

The Company follows the requirements of US GAAP in Accounting for Uncertainty in Income Taxes, as per ASC codification 740. The standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 8 – INCOME TAX AND VARIOUS TAXES (continued)

Various Taxes

The Company is subject to pay various taxes such as Value added tax (VAT), City development tax, and Education tax to the local government tax authorities. The Value added tax (VAT) collected on sales is netted against taxes paid for purchases of cost of goods sold to determine the amounts payable or refundable. The city development tax and education tax are expensed as general and administrative expense.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company leased its factory premises and staff quarters for approximately $300,000 per year. This lease was terminated effective September 30, 2009.

On September 24, 2009, the Company purchased a factory building covered under its factory lease from the lessor, and the lessor terminated the existing lease agreement without penalties.

The Company signed a new lease agreement for the remaining buildings from the lessor for approximately $176,000 per year.

Rent expense was $76,731 and $76,625 for the three months ended September 30, 2009 and 2008, respectively, and $230,128 and $225,072 for the nine months ended September 30, 2009 and 2008, respectively.

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

For the nine months ended September 30, 2009, two customers accounted for 10% and 10% of total sales, respectively. At September 30, 2009, these two customers accounted for 13%, and 21% of accounts receivable, respectively.

For the nine months ended September 30, 2008, two customers accounted for 11% and 10% of total sales, respectively. At September 30, 2008, these two customers accounted for 11%, and 9% of accounts receivable, respectively.

For the year ended December 31, 2008, three customers accounted for 11%, 10% and 10% of total sales, respectively. At December 31, 2008, these three customers accounted for 11%, 9%, and 10% of accounts receivable, respectively.

Supply Risk

The suppliers for the Company's key raw materials are located in China.  For the nine months ended September 30, 2009, three suppliers accounted for 13%, 12% and 10% of the Company's total purchases, respectively.  At September 30, 2009, these suppliers accounted for 14%, 14% and 0% of accounts payable, respectively.

For the nine months ended September 30, 2008, one supplier accounted for 24% of the Company's total purchases.  At September 30, 2008, this supplier accounted for 10% of accounts payable.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months and nine months ended September 30, 2009 and 2008 are unaudited)

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

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue (but not by sub-product type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by the standard “Disclosures about Segments of an Enterprise and Related Information” within ASC codification 280.

The geographic information for revenue is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
China Mainland	$12,201,253	55.3%	$7,932,986	56.0%	$36,687,172	58.0%	$22,017,428	56.4%
Korea	4,836,646	21.9%	4,461,151	31.5%	13,929,630	22.0%	10,852,691	27.8%
Hong Kong	5,043,300	22.8%	1,769,060	12.5%	12,676,927	20.0%	6,179,743	15.8%
Total	$22,081,199		$14,163,197		$63,293,729		$39,049,862

The geographic information for accounts receivables which are classified based on the customers is as follows:

	September 30,
	2009	2008
China Mainland	$4,410,202	$3,110,743
Korea	1,876,582	1,519,080
Hong Kong	1,541,226	570,844
Total	$7,828,010	$5,200,667

NOTE 12 –DIVIDENDS PAID PRIOR TO SHARE EXCHANGE

In January 31, 2007, the Company declared dividends of $1,287,700.  The dividends were paid in May 2007 to its then current owners.

In January 31, 2008, the Company declared dividends of $2,088,600.  The dividends were paid in May 2008 to its then current owners.

NOTE 13 – COMMON STOCK

On May 6, 2009, concurrently with the close of the Share Exchange, the Company conducted an initial closing of a private placement transaction (the “Private Placement”).  Pursuant to subscription agreements entered into with the investors, the Company sold an aggregate of 320,186 shares of common stock, $0.0001 par value per share, at $2.08 per share, for gross proceeds of approximately $665,000.

On June 19, 2009, the Company conducted a second closing of a private placement.  Pursuant to subscription agreements entered into with the investors, the Company sold an aggregate of 208,868 shares of common stock, $0.0001 par value per share, at $2.08 per share, for gross proceeds of approximately $433,800.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 13 – COMMON STOCK (continued)

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

NOTE 14 – WARRANTS

Warrants remaining from Share Exchange

Prior to the Share Exchange and Private Placement, the shareholders of SRKP 21 held an aggregate of 4,612,662 warrants to purchase shares of the Company’s common stock, and an aggregate of 3,985,768 warrants were cancelled in conjunction with the closing of the Share Exchange.  Immediately after the closing of the Share Exchange and Private Placement, the shareholders held an aggregate of 626,894 warrants with an exercise price of $0.000154. The warrants have a 5 year term and are not exercisable until at least one year from the date of the closing of the Share Exchange.

The summary of the status of the Company’s outstanding warrants and changes as of September 30, 2009 is as follows:

	September 30, 2009
	Number of	Average
	Warrants	Exercise Price
Warrants remaining from Share Exchange	626,894	$0.000154
Exercised	-	$-
Forfeited/canceled	-	$-
September 30, 2009	626,894

NOTE 15 – STOCK BASED SERVICES

On September 26, 2008, the Company entered into a legal consulting service agreement. According to the agreement, the consideration for the legal consulting services was to be paid in the form of the Company’s common stock upon the closing of the Share Exchange (Refer to Note 1). The law firm does not have any relationship or common ownership with the Company or any of the Company’s affiliates. The Company issued to 71,500 shares of its common stock for these services.  The Company recognized legal expenses of $148,720 based on the price of its common shares at the time of the transaction.

NOTE 16 – BRIDGE LOANS

In connection with the initial closing of the Private Placement on May 6, 2009, a shareholder of the Company issued a promissory note in the principal amount of $335,000 bearing no interest to Chen Dong (the “Note”).  The Company assumed the obligations under the Note on the date of the Note’s issuance.  The principal was originally due and payable on or before the earlier of (a) nine months from the date of issuance of the Note or (b) upon the receipt by the Company after the date of the Note of at least $1 million in additional proceeds in the Private Placement, however, the noteholder agreed to extend the Company’s repayment of the Note until the closing of the proposed firm commitment public offering of the Company’s common stock which will occur concurrently with the Company’s proposed listing on the NASDAQ Global Market.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 16 – BRIDGE LOANS (continued)

The Company recorded the imputed interests with respect to the promissory note as a charge to operations, and as a credit to additional paid-in capital.  The calculations are performed monthly at annual rates in the range of 5.25% - 7.14% with the reference to the average short term loan rate announced by People's Bank of China. A summary of the imputed interest is as follows.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Imputed interest	$7,180	$-	$7,180	$-

NOTE 17 – REGISTRATION PAYMENT ARRANGEMENT

Pursuant to the Registration Rights Agreement (“Agreement”) dated May 6, 2009, by and among the Company,, Attainment Holdings and certain of the original stockholders of the Company prior to the Share Exchange who are affiliates of WestPark Capital, Inc. (the “Original Stockholders”), the Company agreed to file a registration statement covering the resale of the shares held by the Original Stockholders (the “Subsequent Registration Statement”) no later than the tenth (10th) day after the end of the six month period immediately following the filing date of the registration statement covering the shares of common stock sold in the Private Placement (the “Required Filing Date”).  The Company agreed to use its reasonable best efforts to cause the Subsequent Registration Statement to become effective within one hundred fifty (150) days after the Required Filing Date or the actual filing date, whichever is earlier, or one hundred eighty (180) days after the Required Filing Date or the actual filing date, whichever is earlier, if the Registration Statement is subject to a full review by the SEC (the “Required Effectiveness Date”).

If the Company fails to file the Subsequent Registration Statement by the Required Filing Date or if the Subsequent Registration Statement does not become effective on or before the Required Effectiveness Date due to the failure of the Company to fulfill its obligations under the Agreement, the Company is required to issue, as liquidated damages, to each of the Original Stockholders, shares of common stock (the “Penalty Shares”) equal to a total of 0.0333% of each Original Stockholder’s respective shares for each calendar day that the Subsequent Registration Statement has not been filed or declared effective by the SEC (and until the Subsequent Registration Statement is filed with or declared effective by the SEC), as applicable.  No Penalty Shares shall be due to the Original Stockholders if the Company is using its best efforts to cause the Subsequent Registration Statement to be filed and declared effective in a timely manner.

The registration statement covering the shares of common stock sold in the Private Placement was originally filed with the SEC on October 14, 2009.  Therefore, the Required Effectiveness Date is on or about April 24, 2010.  The Company has used its best efforts to file the Subsequent Registration Statement and believes the Original Stockholders agree that the Company has used its best effort based on the continuing dialogue between the Company and the Original Stockholders. The Company does not believe it has incurred any liability to date and as long as the Company keeps using its best efforts it will not incur a liability.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 18 – RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator
Net income	$3,193,143	$2,186,750	$8,336,735	$6,036,622

Denominator
Weighted-average shares outstanding
for basic earnings per share	12,926,571	10,679,260	11,788,790	10,679,260
Effect of dilutive securities:
Warrants	626,894	-	339,855	-
Weighted-average shares outstanding
for diluted earnings per share	13,553,465	10,679,260	12,128,645	10,679,260
Net income per share:
Basic	$0.25	$0.20	$0.71	$0.57
Diluted	$0.24	$0.20	$0.69	$0.57

NOTE 19 – SUBSEQUENT EVENTS

On October 6, 2009, the Company conducted a final closing of a private placement.  Pursuant to subscription agreements entered into with the investors, the Company sold an aggregate of 768,988 shares of common stock, $0.0001 par value per share, at $2.08 per share, for gross proceeds of approximately $1,597,095.

The Company has evaluated subsequent events through the date that the financial statements were issued, which was November 20, 2009, the date immediately preceding the date of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

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

Recent Events

On March 3, 2009, we entered into a share exchange agreement, with Attainment Holdings, Attainment Holdings’ sole shareholder Excel Profit Global Group Limited, a British Virgin Islands corporation (“Excel Profit”), and as to certain portions of the agreement, certain designees, pursuant to which Excel Profit would transfer all of the issued and outstanding securities of Attainment Holdings to us in exchange for 11,069,260 shares of our common stock. The parties amended the share exchange agreement on May 6, 2009. On May 6, 2009, the Share Exchange closed and Attainment Holdings became our wholly-owned subsidiary.  We also changed our name to “China Electric Motor, Inc.” A total of 10,679,260 shares were issued to the former sole shareholder of Attainment Holdings and the designees.

We paid an aggregate of $600,000 in connection with the Share Exchange, consisting of $350,000 to WestPark Capital, Inc., the placement agent in the private placement described below, and $250,000 to a third party unaffiliated with the Company, Attainment Holdings or WestPark Capital.  In addition, we paid WestPark Capital a success fee of $140,000 for the Share Exchange and a due diligence fee of $80,000.

On May 6, 2009, we received gross proceeds of approximately $665,000 in an initial closing of a private placement transaction.  Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 320,186 shares of Common Stock at $2.08 per share.  On June 19, 2009, we conducted a second closing of the private placement, pursuant to which we sold an aggregate of 208,868 shares of Common Stock at $2.08 per share for gross proceeds of approximately $433,800.  On July 17, 2009, we conducted a third closing of the private placement, pursuant to which we sold an aggregate of 272,342 shares of common stock at $2.08 per share, for gross proceeds of approximately $565,625.  On September 4, 2009, we conducted a fourth closing of the private placement pursuant to which we sold an aggregate of 481,383 shares of Common Stock at $2.08 per share, for gross proceeds of approximately $999,775.  On October 6, 2009, we conducted the fifth and final closing of the private placement pursuant to which we sold an aggregate of 768,988 shares of Common Stock at $2.08 per share, for gross proceeds of approximately $1.6 million. Accordingly, we sold a total of 2,051,767 shares of our common stock in the private placement for total gross proceeds of $4.3 million (the “Private Placement”).  In connection with the Private Placement, we paid WestPark Capital, the placement agent for the Private Placement, a commission equal to 8.5% of the gross proceeds from the Private Placement for aggregate fee of $362,000.

In connection with the initial closing of the Private Placement, Excel Profit Global Group Ltd., a stockholder of the Company, issued a promissory note in the principal amount of $335,000, bearing no interest, to Chen Dong on May 6, 2009 (the “Note”).  The Company assumed the obligations under the Note as of the date of the Note’s issuance.  Originally, the principal was due and payable by the Company on or before the earlier of (a) six months from the date of issuance of the Note or (b) upon the receipt by the Company after the date of the Note of at least $1 million in additional proceeds in the Private Placement, however, the noteholder agreed to extend the Company’s re-payment of the Note until the closing of the proposed firm commitment public offering (the “Public Offering”) of the Company’s comment stock which will occur concurrently with the Company’s proposed listing on the NASDAQ Global Market.

Jianrong Li, one of our directors, shall convert approximately $1.3 million owed to her by the Company as of the closing of the share exchange into shares of the Company’s common stock on the effective date of the Public Offering, the conversion price of such to be equal to the per share price of the shares sold in the Public Offering.

On October 8, 2009, our Board of Directors and our stockholders approved an amendment to our Certificate of Incorporation to effect a 1-for-1.53846153846154 reverse stock split of all of our issued and outstanding shares of common stock (the “Reverse Stock Split”). To effect the Reverse Stock Split, we will file the amendment to the Certificate of Incorporation with the Secretary of the State of Delaware, which will not be done sooner than 20 days after we mail an information statement on Schedule 14C to our stockholders. The Reverse Stock Split will occur immediately prior to the closing of the Company’s proposed firm public offering that we propose to complete in accordance with the registration statement on Form S-1 as filed with the SEC (File No. 333-162459), as the holders of a majority of the outstanding shares of our common stock have provided their consent to such corporate action. The par value and number of authorized shares of our common stock will remain unchanged. All references to number of shares and per share amounts included in this Form 10-Q gives effect to the Reverse Stock Split. The number of shares and per share amounts included in the consolidated financial statements and the accompanying notes have been adjusted to reflect the Reverse Stock Split retroactively. Unless otherwise indicated, all outstanding shares and earnings per share information contained in this Form 10-Q gives effect to the Reverse Stock Split.

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

Revenue Recognition

We recognize revenues net of value added tax (VAT) when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, and acceptance of ownership and assumption of risk of loss by the customer, as well as predetermined fixed pricing, persuasive evidence of an arrangement exists, and collection of the relevant receivables is probable. We include shipping charges billed to customers in net revenue, and include the related shipping costs in cost of sales.  No return allowance is made as products returns are insignificant based on historical experience.

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

Results of Operations

The following table sets forth information from our statements of operations for the three and nine months ended September 30, 2009 and 2008, in dollars in thousands, except earnings per share and as a percentage of revenue (unaudited):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues
	(in thousands, except earnings per share)
Revenue	$22,081	100.0%	$14,163	100%	$63,294	100%	$39,050	100%
Cost of goods sold	(15,598)	70.6%	(10,205)	72.1%	(45,461)	71.8%	(28,103)	72.0%
Gross profit	6,483	29.4%	3,958	27.9%	17,833	28.2%	10,947	28.0%

Operating Costs and Expenses:
Selling expenses	1,129	5.1%	709	5.0%	3,170	5.0%	2,011	5.1%
Bad debts recovery	(3)	*	-	-	(3)	*	-	-
Merger costs	-	-	-	-	938	1.5%	-	-
Research and development	476	2.2%	275	1.9%	1,264	2.0%	703	1.8%
Depreciation	5	*	6	*	16	*	17	*
General and administration	808	3.7%	296	2.1%	1,683	2.7%	836	2.1%
Total operating costs and expenses	2,415	10.9%	1,286	9.1%	7,068	11.2%	3,567	9.1%

Income from operations	4,068	18.4%	2,672	18.9%	10,765	17.0%	7,380	18.9%
Other income (expenses)
Interest income	7	*	*	*	20	*	2	*
Imputed interest	(36)	0.2%	(4)	*	(70)	0.1%	(13)	*
Sundry income (expenses), net	3	*	*	*	3	*	(3)	*
Total other income (expense)	(26)	0.1%	(3)	*	(47)	*	(14)	*

Income before income taxes	4,043	18.3%	2,668	18.8%	10,718	16.9%	7,366	18.9%
Provision for income taxes	(850)	3.8%	(482)	3.4%	(2,382)	3.8%	(1,329)	3.4%
Net income	$3,193	14.5%	$2,187	15.4%	$8,337	13.2%	$6,037	15.5%

Basic earnings per share	$0.25		$0.20		$0.71		$0.57
Diluted earnings per share	$0.24		$0.20		$0.69		$0.57
* Less than $1,000 or 0.1%.

Three Months Ended September 30, 2009 and 2008

Revenues for the three months ended September 30, 2009 were $22.1 million, an increase of 55.9%, compared to revenues of $14.2 million for the three months ended September 30, 2008.  The increase in revenues was primarily attributable to a 69% increase in the number of micro-motor units sold during the three months ended September 30, 2009. The increase in revenues was partially offset by the mix of the types of products sold during the period.  During the three months ended September 30, 2009, we sold more of our lower priced-products than our higher-priced products, which include our numerical control motor products.

Cost of goods sold consists of the cost of motor sales and other materials.  Cost of goods sold was $15.6 million for the three months ended September 30, 2009, an increase of $5.4 million, or 52.8%, compared to $10.2 million for the three months ended September 30, 2008.  This increase was primarily due to an increase in our sales volume.  As a percentage of revenues, cost of goods sold decreased to 70.6% for the three months ended September 30, 2009 compared to 72.1% for the comparable period in 2008.  This decrease was attributable to a change in the mix of products sold during the periods.

Gross profit for the three months ended September 30, 2009, was $6.5 million, or 29.4% of revenues, compared to $4.0, or 27.9% of revenues, for the comparable period in 2008.  Management considers gross profit to be a key performance indicator in managing our business.  Gross profit margins are usually a factor of cost of sales, product mix and demand for product.  The increase in our gross profit margin for the three months ended September 30, 2009 is primarily due to a change in the mix of products sold, which included an increase in sales of our newer products with higher gross margins.

Selling expenses were $1.1 million for the three months ended September 30, 2009, compared to $709,000 for the comparable period in 2008.  The increase was due to our expansion of our team of sales representatives and a 69% increase in our sales volume.

Research and development (“R&D”) costs were $476,000 or 2.2% of revenues in the three months ended September 30, 2009, compared to $275,000 or 1.9% of revenues in the comparable period in 2008, representing a 72.8% increase.  The increased spending on R&D in 2009 was primarily due to our increased research and development efforts on new products.  In the future, our R&D spending could increase to support new products and spur the future growth of the Company.

General and administrative expenses for the three months ended September 30, 2009 were $808,000, or 3.7% of revenues, compared to $296,000, or 2.1% of revenues, for the comparable period in 2008.  General and administrative expenses include office expenses, salary and benefits, rent and utilities and other expense.  The increase in general and administrative expenses for the three months ended September 30, 2009 as compared to the comparable period in 2008 was primarily due to an increase of $12,000 in office expenses, an increase of $56,000 in salary and benefit expenses, an increase of $290,000 in professional fees such as legal, auditing, and consulting, and an increase of $154,000 in other expenses.  We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Interest income for the three months ended September 30, 2009 was $7,000 compared to interest income of $449 for the comparable period in 2008.  The increase in interest income is primarily due to an increased deposit balance in our bank account.

Imputed interest expense for the three months ended September 30, 2009 was $36,000, compared to $4,000 for the comparable period in 2008, an increase of 843.7%.  The increase in imputed interest expense was due to an increase in imputed interest expense of $29,000 related to interest on a loan from one of our directors.  Additionally, in the three months ended September 30, 2009, we incurred imputed interest expense of $7,000 related to an interest-free promissory note payable by the Company.  The holder of the note agreed to extend the repayment of the note until the closing of the Company’s proposed public offering.

Income tax expense for the three months ended September 30, 2009 were $850,000 as compared to income tax expense of $482,000, for the comparable period in 2008.  The increase in income tax expense for the three months ended September 30, 2009 was primarily due to an increase in our taxable income in the three months ended September 30, 2009 and an increase in our tax rate to 20% for the three months ended September 30, 2009 from 18% in the comparable period in 2008.  Shenzhen YPC is registered in PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes.  On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%.  The new law became effective on January 1, 2008.  During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012.  We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

Net Income for the three months ended September 30, 2009 was $3.2 million compared to $2.2 million for the three months ended September 30, 2008.

Nine months Ended September 30, 2009 and 2008

Revenues for the nine months ended September 30, 2009 were $63.3 million, an increase of 62.1%, compared to revenues of $39.0 million for the nine months ended September 30, 2008. The increase in revenues was largely due to a 74% increase in the number of units sold during the nine months ended September 30, 2009, which was attributable to increased orders from new and existing customers.  Our increase in revenues was partially offset by the mix of the types of products sold during the period.  During the nine months ended September 30, 2009, we sold more of our lower priced-products than our higher-priced products, which include our numerical control motor products.

Revenues from sales of our Home Appliance Series of products were $41.2 million, or 65% of total revenues, for the nine months ended September 30, 2009, a 80% increase from revenues of $22.9 million, or 59% of total revenues, for the nine months ended September 30, 2008 for products in our Home Appliance Series.  Revenues from sales of our Auto Parts Series of products were $13.7 million, or 22% of total revenues, for the nine months ended September 30, 2009, a 28% increase from revenues of $10.7 million, or 27% of total revenues, for the nine months ended September 30, 2008 for products in our Auto Parts Series.  Revenues from sales of our Digital Motor Series of products were $8.3 million, or 13% of total revenues, for the nine months ended September 30, 2009, a 54% increase from revenues of $5.5 million, or 14% of total revenues, for the nine months ended September 30, 2008 for products in our Digital Motor Series.

Cost of goods sold consists of the cost of motor sales and other materials.  Cost of goods sold was $45.5 million for the nine months ended September 30, 2009, an increase of $17.4 million, or 61.8%, compared to $28.1 million for the nine months ended September 30, 2008.  This increase was primarily due to an increase in our sales volume.  As a percentage of revenues, cost of goods sold decreased to 71.8% for the nine months ended September 30, 2009 compared to 72.0% for the comparable period in 2008.  This decrease was attributable to a slight change in the mix of products sold during the periods.

Gross profit for the nine months ended September 30, 2009, was $17.8 million, or 28.2% of revenues, compared to $10.9 million, or 28.0% of revenues, for the comparable period in 2008.  Management considers gross profit to be a key performance indicator in managing our business.  Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The increase in our gross profit margin for the nine months ended September 30, 2009 is primarily due to a change in the mix of products sold, which included an increase in sales of our newer products with higher gross margins.

Selling expenses were $3.2 million for the nine months ended September 30, 2009, compared to $2.0 million for the comparable period in 2008.  The increase was due to a 74% increase in our sales volume.

We incurred merger costs of $938,000 in the nine months ended September 30, 2009 related to the share exchange transaction which closed on May 6, 2009.

Research and development (“R&D”) costs were $1.3 million or 2.0% of revenues in the nine months ended September 30, 2009, compared to $703,000 or 1.8% of revenues in the comparable period in 2008, representing a 79.8% increase.  The increased spending on R&D in 2009 was primarily due to our increased research and development efforts on new products.

General and administrative expenses for the nine months ended September 30, 2009 were $1.7 million, or 2.7% of revenues, compared to $836,000, or 2.1% of revenues, for the comparable period in 2008.  General and administrative expenses include office expenses, salary and benefits, rent and utilities and other expense.  The increase in general and administrative expenses for the nine months ended September 30, 2009 as compared to the comparable period in 2008 was primarily due to an increase of $125,000 in office expenses, an increase of $127,000 in salary and benefit expenses, an increase of $324,000 in professional fees such as legal, auditing, and consulting, and an increase of $270,000 in other expenses.  We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Interest income for the nine months ended September 30, 2009 was $20,000 compared to interest income of $2,000 for the comparable period in 2008.  The increase in interest income is primarily due to an increased deposit balance in our bank account.

Imputed interest expense for the nine months ended September 30, 2009 was $70,000, compared to $13,000 for the comparable period in 2008, an increase of 426.8%.  The increase in imputed interest expense was due to an increase in imputed interest expenses of $63,000 related to interest on a loan from one of our directors.  Additionally, in the nine months ended September 30, 2009, we incurred imputed interest expense of $7,000 related to an interest-free promissory note payable by the Company.  The holder of the note agreed to extend the repayment of the note until the closing of the Company’s proposed public offering.

Income tax expenses for the nine months ended September 30, 2009 were $2.4 million, as compared to income tax expenses of $1.3 million for the comparable period in 2008.  The increase in income tax expense for the nine months ended September 30, 2009 was primarily due to an increase in our taxable income in the nine months ended September 30, 2009 and an increase in our tax rate to 20% for the nine months ended September 30, 2009 from 18% in the comparable period in 2008.

Net Income for the nine months ended September 30, 2009 was $8.3 million compared to $6.0 million for the nine months ended September 30, 2008.

Liquidity and Capital Resources

We had cash and cash equivalents of $6.5 million as of September 30, 2009, as compared to $2.7 million as of December 31, 2008.  Our funds are kept in financial institutions located in China, and these funds are not insured.  We have historically funded our operations from revenues.

We paid an aggregate of $600,000 in connection with the Share Exchange, including $350,000 to WestPark Capital, Inc., the placement agent, and $250,000 to a third party unaffiliated with the Company, Attainment Holdings or WestPark Capital.  In addition, we also paid WestPark Capital a success fee of $140,000 for the Share Exchange and a due diligence fee of $80,000.

Jianrong Li, one of our directors, shall convert approximately $1.3 million owed to her by the Company at the closing of the Share Exchange into shares of the Company’s common stock on the effective date of the Company’s proposed firm commitment public offering (the “Public Offering”) which will occur concurrently with the Company’s listing on the NADSAQ Global Market, the conversion price of such to be equal to the per share price of the shares sold in the Public Offering.

We are subject to the regulations of the PRC which restricts the transfer of cash from China, except under certain specific circumstances.  Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

Our accounts receivable has been an increasingly significant portion of our current assets, representing $7.8 million as of September 30, 2009 and $5.2 million as of December 31, 2008.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected.  An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations.  A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

As of September 30, 2009, inventories amounted to $7.2 million, as compared to $7.3 million as of December 31, 2008.

On May 6, 2009, we received gross proceeds of approximately $665,000 in an initial closing of a private placement transaction.  Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 320,186 shares of Common Stock at $2.08 per share.  On June 19, 2009, we conducted a second closing of the private placement, pursuant to which we sold an aggregate of 208,868 shares of Common Stock at $2.08 per share for gross proceeds of approximately $433,800.  On July 17, 2009, we conducted a third closing of the private placement, pursuant to which we sold an aggregate of 272,342 shares of common stock at $2.08 per share, for gross proceeds of approximately $565,625.  On September 4, 2009, we conducted a fourth closing of the private placement pursuant to which we sold an aggregate of 481,383 shares of Common Stock at $2.08 per share, for gross proceeds of approximately $999,775.  On October 6, 2009, we conducted the fifth and final closing of the private placement pursuant to which we sold an aggregate of 768,988 shares of Common Stock at $2.08 per share, for gross proceeds of approximately $1.7 million. Accordingly, we sold a total of 2,051,767 shares of our common stock in the private placement for total gross proceeds of $4.3 million (the “Private Placement”).  In connection with the Private Placement, we paid WestPark Capital, Inc., the placement agent for the Private Placement, a commission equal to 8.5% of the gross proceeds from the Private Placement for aggregate fee of $362,000.

We agreed to file a registration statement covering the common stock sold in the Private Placement within 30 days of the final closing of the Private Placement and to pay for all costs related to the registration of the shares.  We initially filed the registration statement with the SEC on October 4, 2009, within the 30-day time period.

In connection with the initial closing of the Private Placement, Excel Profit Global Group Ltd., a stockholder of the Company, issued a promissory note in the principal amount of $335,000, bearing no interest, to Chen Dong on May 6, 2009 (the “Note”).  The Company assumed the obligation under the Note as of the date of the Note’s issuance.  Originally, the principal was due and payable on or before the earlier of (a) six months from the date of issuance of the Note or (b) upon the receipt by the Company after the date of the Note of at least $1 million in additional proceeds in the Private Placement, however, the noteholder agreed to extend the Company’s re-payment of the Note until the closing of the proposed firm commitment Public Offering.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations.  Total contributions to the funds were approximately $7,470 and $22,334 for the three and nine months ended September 30, 2009 and $5,708 and $14,329 for the three and nine months ended September 30, 2008.  We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

Net cash provided by operating activities was $6.8 million for the nine months ended September 30, 2009, compared to net cash provided by operations of $4.2 million for the nine months ended September 30, 2008.  The $2.6 million increase was primarily due to an increase in operating profit.

Net cash used in investing activities amounted to approximately $5.8 million for the nine months ended September 30, 2009, compared to net cash used in investing activities of $407,000 for the nine months ended September 30, 2008.  The change was due to an increase in our investment in fixed assets.

Net cash provided by financing activities amounted to $2.9 million for the nine months ended September 30, 2009, compared to net cash used by financing activities of $2.4 million for the nine months ended September 30, 2008.  The increase of cash provided by financing activities was primarily a result of the receipt of $2.4 million in cash proceeds from the Private Placement in the nine months ended September 30, 2009 and the payment of $2.1 million in dividends during the nine months ended September 30, 2008.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In September 2006, the FASB issued an accounting standard codified in ASC 820, Fair Value Measurements and Disclosures. This standard established a single definition of fair value and a framework for measuring fair value, set out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and required disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This standard applies under other accounting standards that require or permit fair value measurements. One of the amendments deferred the effective date for one year relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applied to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The adoption of the fair value measurement standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC 805, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The Company adopted the standard for business combinations for its business combination during the period ended June 30, 2009.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. The standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. The standard is effective for new transfers of financial assets beginning January 1, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued an accounting standard that revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

Contractual obligations

The following table describes our contractual commitments and obligations as of September 30, 2009:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$209,385	$167,508	$41,877	$-	$-

Seasonality

Our business is not seasonal in nature.  The seasonal effect does not have material impact on our sales.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Concentration of Credit Risk

A significant portion of our cash is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk in this area.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2009.

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

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

On May 6, 2009, we (i) closed a share exchange transaction, described above, pursuant to which we became the 100% parent of Attainment Holdings Limited, (ii) assumed the operations of Attainment Holdings and its subsidiaries, including Shenzhen YPC, and (iii) changed our name from SRKP 21, Inc. to China Electric Motor, Inc.  The risk factors for the Company post-share exchange are set forth in the Company’s current report on form 8-K/A filed with the SEC on October 27, 2009.  These risk factors differ materially from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2008 which was filed with the SEC on February 17, 2009, prior to the closing of the share exchange transaction.  There have been no material changes in the risk factors of the Company as previously disclosed in the Company’s Current Report on Form 8-K/A filed with the SEC on October 27, 2009.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)          Exhibits

Exhibit Number	Description of Document

10.1	Shenzhen Real Estate Lease Agreement dated as of October 9, 2009 by and between Shenzhen Jianhuilong Industry Co., Ltd. and Shenzhen YuePengCheng Motor Co., Ltd. (translated to English).
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
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

China Electric Motor, Inc.

Dated: November 23, 2009	/s/ Yue Wang
	By:	Yue Wang
Its: Chief Executive Officer

/s/ Haixia Zhang
	By:	Haixia Zhang
Its: Chief Financial Officer