Form 10-K
period 2009-12-31
CHINA ELECTRIC MOTOR, INC.
filed 2010-03-31
CIK 1421526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO. 001-34613

CHINA ELECTRIC MOTOR, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	26-1357787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Sunna Motor Industry Park Jian’an, Fuyong Hi-Tech Park Baoan District, Shenzhen, Guangdong, China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (86) 755-81499969

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	NASDAQ Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

There were an aggregate of 20,744,743 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of March 29, 2010.  The registrant’s common stock commenced trading on the NASDAQ Global Market on January 29, 2010 under the ticker symbol “CELM.”  There was no public market for the registrant’s securities prior to listing on the NASDAQ Global Market.

DOCUMENTS INCORPORATED BY REFERENCE:   None.

TABLE OF CONTENTS

CHINA ELECTRIC MOTOR, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-K, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our company’s and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of the share exchange. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on the Company. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•      Our reliance on our major customers for a large portion of our net sales;

•      Our ability to develop and market new products;

•      Our ability to continue to borrow and raise additional capital to fund our operations;

•      Our ability to collect aging trade receivables and the effect of a growing doubtful account allowance;

•      Our ability to accurately forecast amounts of supplies needed to meet customer demand;

•      Exposure to market risk through sales in international markets;

•      The market acceptance of our products;

•      Exposure to product liability and defect claims;

•      Fluctuations in the availability of raw materials and components needed for our products;

•      Protection of our intellectual property rights;

•      Changes in the laws of the PRC that affect our operations;

•      Inflation and fluctuations in foreign currency exchange rates;

•      Our ability to obtain all necessary government certifications, approvals, and/or licenses to conduct our business;

•      Development of a public trading market for our securities;

•      The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

•      The other factors referenced in this report, including, without limitation, under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

These risks and uncertainties, along with others, are also described above under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the Company’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1.                      BUSINESS

With respect to this discussion, the terms, “we,” “us,” “our” or “the Company” refer to China Electric Motor, Inc., and our 100%-owned subsidiary Attainment Holdings Limited, a British Virgin Islands corporation (“Attainment Holdings”) and its subsidiaries, including Luck Loyal International Investment Limited, a company organized under the laws of Hong Kong (“Luck Loyal”) and Luck Loyal’s wholly-owned subsidiary, Shenzhen YuePengCheng Motor Co., Ltd., a company organized under the laws of the PRC (“Shenzhen YPC”).

Overview

We, through Shenzhen YPC, are engaged in the design, manufacture, sale and marketing of micro-motors and micro-motor components with a range of applications in automobiles, power tools, home appliances and consumer electronics.

Industry

General

We are engaged in the design, manufacture and sale of specialized micro-motors to the Chinese and international market.  We are focused on providing micro-motor products that meet the growing demand for efficient, quiet and compact motors from manufacturers of consumer electronics, automobiles, power tools, toys and household appliances.  Micro-motors are simple to control, easy to operate and are generally very reliable.  We believe that the market for micro-motor products will expand as manufacturers look to offer more automated features in their products.

The micro-motor industry has considerably raised the barriers to enter the industry.  Currently there are three main obstacles to entering the industry:

•
Due to the rapid technological progress in the micro-motor industry and since products necessitate higher technology, it is very difficult for ordinary enterprises to enter the industry if they do not already possess a high degree of technological capability.

•	The industry requires a large-scale production capability. If an enterprise does not have an adequate production capability, their products will not have a competitive price advantage in the market.

•	Industry users have formed a stable user-supplier concentration. If the newly entered rivals do not have a very strong competitiveness, it is very difficult for them to enter the original market.

Automobile specialty micro-motors are used for various automation functions in automobiles.  In order to stay competitive and attract customers, automobile manufacturers have been trying to keep costs down while offering more features in their automobiles, which particularly increases the degree of automation in an automobile offered by automakers.  This trend has creased a new market for new types of automobile specialty micro-motors that automate different parts of an automobile including car seats, windows, trunks, door locks, mirrors, sliding doors and roofs.  We believe that the worldwide demand for specialty automobile micro-motors with low costs and high quality is rapidly growing.  Global automakers are increasingly sourcing auto parts from low costs countries, such as China.

China

China is one of the world’s largest consumer markets.  China’s market for home appliances and automobiles has been growing, due in part to the country’s rapid economic growth.  In 2009, China’s gross domestic product (“GDP”) increased 8.7% over 2008 according to the National Bureau of Statistics of China.  Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding middle-class consumer base.  Notwithstanding China’s economic growth, with a population of 1.3 billion people, China’s economic output and consumption rates are still small on a per capita basis compared to developed countries.  As China’s economy develops, we believe that disposable income and consumer spending levels will continue to become closer to that of developed countries like the United States.

The micro-motor industry is a fast-growing industry in China.  In recent years, the production of motor products has moved to China, making China the largest global manufacturer of small household appliances.  China’s market share of the manufacture of small electronic appliances and micro-motor products is expected to increase.  China has a number of benefits in the manufacture of micro-motors which are expected to drive this growth, including:

•	Low costs. China continues to have a relatively low cost of raw materials, land and labor, which is especially important given the labor-intensive nature of the manufacture of our micro-motors.

•	Proximity to supply chain. Manufacturing of consumer products in general continues to shift to China, giving China-based manufacturers a further cost and cycle time advantage.

•	Proximity to end-markets. China has focused in recent years on building its research, development and engineering skill base in all aspects of higher end manufacturing.

 Competitive Strengths

We believe the following strengths contribute to our competitive advantages and differentiate us from our competitors:

Market position

Since our inception, we have focused on the research, development and manufacture of specialized micro-motor products. We have developed significant expertise in the key technologies and large-scale manufacturing that enables us to improve the quality of our products, reduce costs, and keep pace with current standards of the rapidly evolving consumer electronics industry. We are able to bring to the market well-differentiated products that perform well against competitive offerings based on price, quality, and brand recognition. To meet the changing needs of our customers, we intend to continue to improve and strengthen our in-depth capabilities to meet the changing needs of our customers and to continue to differentiate ourselves from our competitors in the global marketplace.

Design and manufacturing capabilities

We continue to focus on the development of new products for existing and new customers to meet the needs of existing customers and to broaden our customer base. We employ a rigorous and systematic approach to product design and manufacturing. Our design team develops and tracks new concepts and ideas from a variety of sources, including direct customer feedback, trade shows, and industry conferences. Our products are manufactured in our 15,000 square meter factory by approximately 780 production employees. Our production workshop includes a mold and molding workshop, a semi-finished products workshop, an assembly workshop and a finished products testing workshop. Our use of manual labor during the production process benefits from the availability of relatively low-cost, skilled labor in China.

Emphasis on providing our customer high value

We provide value to our customers by offering a broad range of high quality products, short lead times on custom products, quick delivery for stock products and local customer service and support. We also offer the capability to design and manufacture custom products that address the needs of our customers. We believe that we are well positioned relative to many of our competitors who emphasize low price.

Diversified customer base and end markets

During the year ended December 31, 2009, our products were sold to more than 17 OEMs and 11 distributors across a wide variety of end markets. For 2009, approximately 53.6% of our sales were to OEMs and 46.4% were to distributors. There were eight distributors that accounted for over 5% of our sales for the year ended December 31, 2009. We believe that the different purchasing patterns among our customers in the various end markets served allow us to reduce the overall sensitivity of demand of our products due to changes in the economy. Also, we believe that our large installed base and specification of our products by leading OEMs on original equipment creates significant replacement demand.

Brand awareness

Our self-branded micro-motor products, marketed under our “Sunna” brand-name, have become a recognized brand name in China, which we expect will assist us in growing our business over the course of the next few years. Our micro-motor products have a solid reputation and established a brand name in the PRC.

Experienced management team

Our senior management team has extensive business and industry experience, including an understanding of changing market trends, consumer needs, technologies and our ability to capitalize on the opportunities resulting from these market changes. Members of our senior management team also have significant experience with respect to key aspects of our operations, including research and development, product design, manufacturing, and sales and marketing.

Strategy

Our goal is to become a global leader in the development and manufacture of micro-motor products. We intend to achieve this goal by implementing the following strategies:

Expand existing and new product offerings

Since the commencement of our manufacturing operations in 1999, we have expanded our product offerings to produce a range of Alternating Current (“AC”) and Direct Current (“DC”) micro-motors. We currently produce products in 28 different series that include more than 1,200 different product specifications. We intend to expand our micro-motor product offerings for incorporation into new applications, such as Precision Slowdown Servo Drives. Additionally we intend to focus our research and development activities to address industry trends to reduce noise, vibration and energy consumption in our micro-motor products.

Enhance brand awareness

We believe that continuing to strengthen our brand is critical to our increasing demand for, and achieving widespread acceptance of, our micro-motor products. We believe a strong brand offers a competitive advantage and we intend to devote additional resources to strategic marketing promotion in order to increase brand awareness and product recognition and heighten customer loyalty. We aim to develop our “Sunna” brand into an internationally recognizable brand. We intend to exhibit our products at trade fairs around the world and devote additional resources into print, audio, television and outdoor advertising to promote our brand. Additionally, we will hold press conferences for the launch of new products and invite members of the local media and current and potential customers.

Build partnerships with new and existing clients

We intend to strengthen relationships with our existing clients and explore opportunities for product expansion with new and existing customers. Our strategy is to establish partnerships with our current clients whereby we develop and manufacture new products based on client needs.

Pursue acquisitions to broaden product application and enhance cost-savings

We will consider strategic acquisitions that will provide us with a broader range of product offerings and access to new markets. Additionally, we intend to consider acquiring manufacturers of micro-motor component parts, such as rotors, which will provide cost savings in our manufacturing operations.

Expand sales network and distribution channels

We intend to expand our sales network in China and develop relationships with a broader set of distributors and resellers, all in order to expand the market availability of our products in China.  In addition, we intend to increase the percentage of our sales made directly to OEMs, machinery accessory manufacturers and repair facilities.  We feel the Chinese markets are underserved and there exists vast opportunities to expand market presence.  We hope that our relationships will allow us to diversify our customer base and significantly increase the availability and exposure of our products.

Products

We develop, design, manufacture, and sell a wide range of micro-motor products. The current annual output capacity of our factory is 24 million units, and we operate at 100% capacity.

Motors

We produce both Direct Current (“DC”) motors and Alternating Current (“AC”) motors, each of which has different functions and uses. References to DC or AC refer to how the electrical current is transferred through and from the motor. Our motors are designed as both stock and custom products. Stock motors represented approximately 4.2% of our motor sales for 2009 and are available for immediate shipment. Custom motors are built to customer specifications and are typically built and shipped with 2-3 weeks of order date.

DC Motors

DC motors are categorized into various types of motors, including brushless motors, brushed motors, servo motors, and gear motors. DC motors require a direct current or voltage source in order to work. DC motors provide a stable and continuous current and work well in applications where controlling speed and torque are important. Brushed DC motors use rings (or “brushes”) that conduct the current and form the magnetic drive that powers the rotor. Brushless DC motors use a switch to produce the magnetic drive that powers the rotor. While brushed motors tend to wear out faster than brushless motors due to the wear on the brushes, brushless motors are generally more expensive than brushed motors.

Under development is our variable frequency brushless motor. Our variable frequency brushless DC motor and its control devices were created from our own research and development. This motor has passed the provincial level new product certification. It is listed in the year 2000’s “China’s High-Tech Products Directory” (optical-electric-mechanical integration sector). It closely combines the motor body with electrical and micro-electronic control devices to form a new type of electromechanical integration product. We hope to introduce this product in mid-year 2010.

AC Motors

AC motors require an alternating current or voltage source, which can usually be obtained from places such as wall outlets, in order to work. AC motors can be categorized into various types of motors, including single and multiphase motors, universal motors, servo motors, induction motors, synchronous motors, and gear motors. AC motors generally work better than DC motors in situations that require a high starting power.

Single phase AC motors are general purpose motors and can be used in a variety of applications. Our primary AC motor is our industry drive and control motor. This product’s notable feature is its energy efficiency, targeted to and applied to specific occasions. These high efficiency energy saving motors are included in the year 2000’s “China’s High-Tech Products Directory” (new energy and highly efficient energy-saving sector). This product has reached the advanced level of similar foreign products and is already at the mass production stage in our factory.

Drives

Drives are electronic controls used to adjust the speed and torque of an electric motor to match an end application. Our precision slowdown servo drive is still in the development stage. It can accomplish such tasks as non-deviation precise positioning, complex contour processing, exact angle and speed synchronization (with dynamic tracking) and other complex servo control tasks. It is an important servo component in electromechanical integration and artificial intelligence and has wide applications in various industrial automatic control equipments. This product was introduced in the fourth quarter of 2009.

Mechanical power transmission products

Sunna brand power transmission products include mounted bearings, enclosed shaft mount, helical and worm gearing, and other power transmission components such as bearings, sheaves and conveyor pulleys. Our mechanical power transmission products are used in many applications and industries, including mining, petroleum, aggregate, unit handling, power generation and package handling.

We currently produce products in 28 different series that include more than 1,200 different product specifications. Our various types of motors are designed for incorporation into a variety of applications, including:

•	Home appliances: including hairdryers, air conditioners, paper shredders, soy milk makers, juice makers, electric fans, heaters and massagers.

•	Automobiles: including automobile air conditioners, windshield wipers, automatic window mechanisms and ignitions.

•	Digital controls: including devices used to start mechanical equipment and other larger motors.

•	Tools: including lawn mowers, trimmers, branch cutters, channeling machines and other garden tools.

Revenues by product series as a percentage of total revenues is set forth below:

	Year Ended December 31,
	2009	2008	2007
Home Appliance	63.9%	59.3%	70.4%
Auto Parts	22.1%	26.9%	24.6%
Digital Motor	14.0%	13.8%	5.0%
	100%	100%	100%

Supply of Raw Materials

The cost of the raw materials used to produce our products is a key factor in the pricing of our products. Our company has built long-term partnerships with key materials suppliers. We currently work with over 50 suppliers to establish a stable and reliable supply of high-quality raw materials. We maintain at least four suppliers for each of our key raw materials which include silicon, steel materials and lacquered wire and at least two suppliers for all of our other raw materials, which include various wrapping materials. We strive to use only suppliers who have previously demonstrated quality control and reliability. If any materials do not satisfy our quality or supply requirements, we can easily obtain our needed materials from another supplier. While we do not maintain long-term contracts with our suppliers, and we believe that alternative suppliers are available. We believe that the location of our manufacturing facility and design center in Shenzhen, China, provides us with flexibility in obtaining our necessary supplies, which allows us to reduce delays and costs for our materials.

Pricing and availability of raw materials can be volatile, attributable to numerous factors beyond our control, including general economic conditions, currency exchange rates, industry cycles, production levels or a supplier’s limited supply. To the extent that we experience cost increases we may seek to pass such cost increases on to our customers, but cannot provide any assurance that we will be able to do so successfully or that our business, results of operations and financial condition would not be adversely affected by increased volatility of the cost and availability of raw materials.

Our suppliers for our key raw materials are located in China, in the Zhejiang and Guangdong Provinces. Our top three suppliers accounted for a total of approximately 34%, 34% and 27% of our raw material purchases for the years ended December 31, 2009, 2008 and 2007, respectively. Our largest supplier accounted for 13%, 22% and 17%, respectively, of our raw material purchases for the years ended December 31, 2009, 2008 and 2007.

Presently, our relationships with our suppliers are good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future. However, due to our dependence on a few suppliers for certain raw materials, we could experience delays in development and/or the ability to meet demand for our products. Although we have not been subject to shortages for any of our materials, we may be subject to cutbacks and price increases which we may not be able to pass on to our customers in the event that the demand for components generally exceeds the capacity of our suppliers.

Manufacturing

The manufacture of our micro-motor products requires coordinated use of machinery and raw materials at various stages of manufacturing. Our manufacturing facilities are located in Shenzhen, Guangdong in our 15,000 square meter (approximately 161,000 square feet) factory. Our facilities consist of a mold and molding workshop, a semi-finished products workshop, and assembly workshop and a finished products testing workshop.

Our modern production equipment consists of both domestic and foreign-manufactured equipment as well as in-house custom designed equipment. Production capability at our manufacturing facilities encompasses assembling, machining, pressing, tooling, mold making and plastic injection molding to produce components and final products. Our modern production facilities allow us to produce high quality products at competitive prices.

We periodically evaluate the production layout of our factory in order to maximize our production capacity.  We currently produce approximately 24 million micro-motor units annually. We intend to further streamline our production process and continue investing in our manufacturing infrastructure to further increase our manufacturing capacity, helping us to control the per unit cost of our products.

We manufacture substantially all of the products that we sell, including some of the components used in our products, such as hardware struts, stators and rotors. We purchase other components for our products, such as lacquered wire, commutators, spindle, and bearings from third party suppliers. In addition to manufacturing components, our motor manufacturing operations include machining, welding, winding, assembling, and finishing operations. Manufacturing many of our own components permits us to better manage cost, quality and availability.

Quality Control

Quality control an important element of our business practices. We have stringent quality control systems that are implemented by approximately 30 company-trained staff members to ensure quality control over each phase of the production process, from the purchase of raw materials through each step in the manufacturing process. Supported by advanced equipment, we utilize a scientific management system and precision inspection measurement capable of ensuring our products are of high quality.

Our quality control department executes the following functions:

•	setting internal controls and regulations for semi-finished and finished products;

•	testing samples of raw materials from suppliers;

•	implementing sampling systems and sample files;

•	maintaining quality of equipment and instruments; and

•	articulating the responsibilities of quality control staff.

We have obtained certifications and accreditations that we believe exhibit our ability to efficiently manufacture quality products. We first obtained ISO9001:2000 quality system accreditation in 2001. The International Organization for Standardization (ISO) defines the ISO 9000 quality management system as one of international references for quality management requirements in business-to-business dealings. In 2003 we obtained the Chinese 3Cquality certification. In 2005, we obtained certification for compliance with the Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, which is commonly referred to as the Restriction of Hazardous Substances Directive, or RoHS. RoHS restricts the use of various hazardous materials in the manufacture of electronic and electrical equipment.

Sales and Marketing

We employ a sales and marketing team of 15 people that focus on selling and marketing our products. We mainly sell our products directly to original equipment manufacturers (“OEMs”). We sell our vehicle micro-motors directly to automobile manufacturers. Sales directly to OEMs and vehicle manufacturers accounted for 53.6% of our total sales during the year ended December 31, 2009. In addition, we also sell our micro-motor products to distributors and resellers and through our website. Sales to distributors and resellers accounted for 46.4% of our sales for the year ended December 31, 2009. We did not make any sales through our website in 2008 and 2009.

We participate in industry trade shows and technical conferences in order to promote our products and increase our brand awareness. In the future, we intend to utilize various traditional media advertising to sell and promote our products, including print advertisements in magazines and newspapers, and audio and television advertisements. We also intend to hold press conferences for launching our new products.

A small number of customers account for a very significant percentage of our revenue. During the year ended December 31, 2009, we had eight customers who each accounted for 5% of total sales, who together accounted for 60% of our total sales for the period. None of those customers accounted for 10.0% of our total sales in 2009, but three of them accounted for 9% each of our total sales for the year ended December 31, 2009. During the year ended December 31, 2008, we had eight customers that generated at least 5% of our total sales, with three of those customers, Shenzhen Hongxingyu Trading Co., Ltd., Shanghai Keyu International Trading Co., Ltd. and Shenzhen Hongji Investment Development Co., Ltd. accounting for 11%, 10% and 10% respectively, of our total sales for the year ended December 31, 2008. These eight customers accounted for a total of approximately 59.5% of our total sales for the year ended December 31, 2008. For the year ended December 31, 2007, we had seven customers that accounted for at least 5% of total sales, with one of those customers, Shanghai Keyu International Trading Co., Ltd., accounting for approximately 17.1% of our total sales. Unless we replace a customer, the loss of any of these customers could have a material adverse effect upon our revenue and net income.

The loss of any of these customers could have a material adverse effect upon our revenue and net income.

Research and Development

Our product design efforts include both the development of new products, which extend our product lines, and the improvement and modification of our existing products for incorporation into new applications. To enhance our product quality, reduce cost, and keep pace with technological advances and evolving market trends, we have established an advanced research and development center. Our research and development center concentrates on researching the areas of industrial automation, office automation and home automation.

We employ 29 scientific and technical personnel who are directly engaged in the research and development of new products and their applications, including persons holding senior professional titles, electrical machine and control professionals, mechanical design and manufacturing professionals and electrical and electronics professionals. This represents approximately 4% of our total number of company employees. Among them, there are 9 people holding senior professional titles, 14 electrical machine and control professionals, 11 mechanical design and manufacturing professionals, and 4 electrical and electronics professionals. Our research professionals closely observe industry trends in consumer products to design motors for incorporation into new products. By working closely with our customers to design new products, we have been able to improve our competitive position in the micro-motor industry.

We also work with universities including Shenzhen University, and other scientific research institutes to develop new products and technology and enhance our current products.

For the years ended December 31, 2009, 2008 and 2007, we expended $1,649,504, $1,032,722 and $445,841, respectively, in research and development.

Backlog

We have historically shipped the majority of our products in the month the order is received. Due to the short-cycle nature of our business, we did not sustain significant backlogs and had no backlog of unfilled orders as of December 31, 2009, 2008 and 2007.

Warranties and Return Policy

We offer limited warranties for our products, comparable to those offered by our competitors in China. We typically offer a warranty of up to 1 year, under which we will pay for labor and parts, or offer a new or similar unit in exchange for a non-performing unit. Our customers may return products to us for a variety of reasons, such as damage to goods in transit, cosmetic imperfections and mechanical failures, if within the warranty period.

Product Liability and Insurance

We do not have product liability insurance. Because of the nature of the products sold by us, we may be periodically subject to product liability claims resulting from personal injuries. We may become involved in various lawsuits incidental to our business. To date, we have not been subject to products liability litigation. Product liability insurance is expensive, restrictive and difficult to obtain. Accordingly, there can be no assurance that we will have capital sufficient to cover any successful product liability claims made against us in the future, which could have a material adverse effect on our financial condition and results of operations.

Competition

We face competition from many other micro-motor manufacturers, most of which have significantly greater name recognition and financial, technical, manufacturing, personnel, marketing, and other resources than we have. Our competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do. We compete primarily on the basis of quality, price, reliability, brand recognition, and quality assurance and support to our customers. Our primary competitors include Wolong Holding Group Co., Ltd., a manufacturer of micro and specialty motors; Shanghai Motor Co., Ltd., a manufacturer of turbo generators and large-scale TAC DC motors; Shangdong Electric Group, a maker of general motors; Nanyang Explosion-proof Electrical Group and Jiamusi Electric Corp., both manufacturers of explosion-proof and high-voltage motors; Xinagtan Electric Group Co., a producer of traction motors and high-voltage motors; Zhangqiu Haier Appliances Motor Co., Ltd., a maker of appliance motors; and Xima Motor Group, Co., Ltd. and Jiangsu Dazhong Electric Corp., manufacturers of high-voltage motors and DC motors.

Intellectual Property

We rely on a combination of patent, trademark and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the micro-motor industry. We currently have one patent application pending in China for technology related to shaded-pole motors. We do not currently own any patents or license any patents from third parties.

We also rely on unpatented technologies to protect the proprietary nature of our product and manufacturing processes. We require that our management team and key employees enter into confidentiality agreements that require the employees to assign the rights to any inventions developed by them during the course of their employment with us. All of the confidentiality agreements include non-competition and non-solicitation provisions that remain effective during the course of employment and for periods following termination of employment, which vary depending on position and location of the employee.

We have one registered trademark in China. Our trademark registration certificate expires in September 2011.

Our success will depend in part on our ability to obtain patents and preserve other intellectual property rights covering the design and operation of our products. We intend to continue to seek patents on our inventions when we deem it commercially appropriate. The process of seeking patent protection can be lengthy and expensive, and there can be no assurance that patents will be issued for currently pending or future applications or that our existing patents or any new patents issued will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to us. We may be subject to, or may initiate, litigation or patent office interference proceedings, which may require significant financial and management resources. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of any such intellectual property claims could have a material adverse effect on our operations.

Employees

As of December 31, 2009, we had approximately 920 employees, all of whom are full-time employees. All of our employees are based inside China. We have not experienced any work stoppages and we consider our relations with our employees to be good.

All of our employees in China are represented by a labor union formed on October 18, 2007, pursuant to the requirements of the China’s National Labor Law. The members of Shenzhen YPC’s labor union represent the interests of each of Shenzhen YPC’s employees. On October 15, 2009, Shenzhen YPC entered into a new 3-year collective contract with the labor union covering various policies on various employment matters such as recruitment, leave, wages and allowances, benefits, employment security, and discipline and punishment.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds were approximately $27,229, $29,300 and $14,700 for the years ended December 31, 2009, 2008 and 2007, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations.

We also provide housing facilities for our employees. Currently, approximately 99% of our employees live in company-provided housing facilities. Under PRC laws, we may be required to make contributions to a housing assistance fund for employees based in Shenzhen, China, which could increase the costs and expenses of conducting our business operations and could have negative effect on our results of operations.

PRC Government Regulations

Business license

Any company that conducts business in the PRC must have a business license that covers a particular type of work. Our business license covers our present business of the production and marketing of micro-motor products and relevant components. Prior to expanding our business beyond that of our business license, we are required to apply and receive approval from the PRC government.

Employment laws

We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. These include local labor laws and regulations, which may require substantial resources for compliance.

China’s National Labor Law, which became effective on January 1, 1995, and China’s National Labor Contract Law, which became effective on January 1, 2008, permit workers in both state and private enterprises in China to bargain collectively. The National Labor Law and the National Labor Contract Law provide for collective contracts to be developed through collaboration between the labor union (or worker representatives in the absence of a union) and management that specify such matters as working conditions, wage scales, and hours of work. The laws also permit workers and employers in all types of enterprises to sign individual contracts, which are to be drawn up in accordance with the collective contract.

Environmental regulations

We are subject to various state and local environmental laws and regulations of the PRC, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process.  The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution.  We believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations.  Although we believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations, it is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted to create environmental liability with respect to our other facilities, operations, or products.

We constructed our manufacturing facilities with the PRC’s environmental laws and requirements in mind.  If we fail to comply with the provisions of environmental laws, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations.

Patent protection in China

The PRC’s intellectual property protection regime is consistent with those of other modern industrialized countries.  The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets.

The PRC is also a signatory to most of the world’s major intellectual property conventions, including:

•	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

•	Paris Convention for the Protection of Industrial Property (March 19, 1985);

•	Patent Cooperation Treaty (January 1, 1994); and

•	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

Patents in the PRC are governed by the China Patent Law and its Implementing Regulations, each of which went into effect in 1985.  Amended versions of the China Patent Law and its Implementing Regulations came into effect in 2001 and 2003, respectively.  The current effective amended China Patent Law was further amended by the Standing Committee of the National People’s Congress of the PRC on December 27, 2008 and will come into effect on October 1, 2009.  To our knowledge, the current effective amended Implementing Regulations of the China Patent Law are in the progress of further amendment and will be released in the near future so that the amended Implementing Regulations are in compliance with the newly amended China Patent Law.

The PRC is signatory to the Paris Convention for the Protection of Industrial Property, in accordance with which any person who has duly filed an application for a patent in one signatory country shall enjoy, for the purposes of filing in the other countries, a right of priority during the period fixed in the convention (12 months for inventions and utility models, and 6 months for industrial designs).

The Patent Law covers three kinds of patents—patents for inventions, utility models and designs.  The Chinese patent system adopts the principle of first to file; therefore, where more than one person files a patent application for the same invention, a patent can only be granted to the person who first filed the application.  Consistent with international practice, the PRC only allows the patenting of inventions or utility models that possess the characteristics of novelty, inventiveness and practical applicability.  For a design to be patentable, it cannot be identical with or similar to any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country, and should not be in conflict with any prior right of another.

PRC law provides that anyone wishing to exploit the patent of another must conclude a written licensing contract with the patent holder and pay the patent holder a fee.  One broad exception to this rule, however, is that, where a party possesses the means to exploit a patent but cannot obtain a license from the patent holder on reasonable terms and in reasonable period of time, the PRC State Intellectual Property Office, or SIPO, is authorized to grant a compulsory license.  A compulsory license can also be granted where a national emergency or any extraordinary state of affairs occurs or where the public interest so requires.  SIPO, however, has not granted any compulsory license to date.  The patent holder may appeal such decision within three months from receiving notification by filing a suit in a people’s court.

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder.  Patent holders who believe their patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts.  Preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings.  Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement.  If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to more times of the license fee under a contractual license.  The infringing party may be also fined by Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party.  If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB500,000, or approximately US$73,200.

Tax

Pursuant to the amended Provisional Regulation of China on Value Added Tax and their Implementing Rules which came into effect on January 1, 2009, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay Value Added Tax (“VAT”) at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer.  Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or borne.  Our imported raw materials that are used for manufacturing export products and are deposited in bonded warehouses are exempt from import VAT.

Foreign currency exchange

Under the PRC foreign currency exchange regulations applicable to us, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions.  Conversion of Renminbi for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE.  Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE.  Capital investments by foreign-invested enterprises outside of China are also subject to limitations, which include approvals by the Ministry of Commerce (“MOFCOM”), the SAFE and the State Reform and Development Commission.  We currently do not hedge our exposure to fluctuations in currency exchange rates.

Dividend distributions

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations.  In addition, a foreign-invested enterprise in China are required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital.  These reserves are not distributable as cash dividends.  The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

ITEM 1A:                      RISK FACTORS

Any investment in our common stock involves a high degree of risk. Potential investors should carefully consider the material risks described below and all of the information contained in this Form 10-K before deciding whether to purchase any of our securities. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price could decline due to any of these risks, and an investor may lose all or part of his investment.  Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced described below and elsewhere in this Form 10-K.

RISKS RELATED TO OUR OPERATIONS

We depend on a small number of customers for the vast majority of our sales. A reduction in business from any of these customers could cause a significant decline in our sales and profitability.

The vast majority of our sales are generated from a small number of customers. For the year ended December 31, 2009, we had eight customers that each accounted for at least 5% of our total sales during such period, with one of those customers accounting for at least 10% of our total sales.  Those eight customers accounted for 60% of our total sales for the year ended December 31, 2009.  For the year ended December 30, 2008, we had eight customers that each accounted for at least 5% of total sales, with three of those customers accounting for at least 10% of total sales.  These eight customers accounted for a total of approximately 59.5% of our total sales for that period.  During the year ended December 31, 2007, we had seven customers that generated revenues of at least 5% of our total sales, with one of those customers accounting for at least 10% of our total sales in 2007.  These seven customers accounted for a total of approximately 54.0% of our total sales for the year ended December 31, 2007.  We expect that we will continue to depend upon a small number of customers for a significant majority of our sales for the foreseeable future.

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

Our accounts receivable represented approximately 32.4%, 34.6% and 32.1% of our total current assets as of December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, 24.5% of our accounts receivable represented amounts owed by two customers, each of whom represented over 10% of the total amount of our accounts receivable. As of December 31, 2008, 30% of our accounts receivable represented amounts owed by three customers, each of which represented over 10% of the total amount of our accounts receivable.  As a result of the substantial amount and concentration of our accounts receivable, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which could adversely affect our ability to borrow funds to pay our liabilities and to purchase inventory to sustain or expand our current sales volume.

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

As the availability of raw materials and components decreases, the cost of acquiring those raw materials and components ordinarily increases.  The prices of such materials are volatile, with price fluctuations due to supply and demand, market fluctuations, currency fluctuations, and changes in governmental regulation.  If we fail to procure adequate supplies of raw materials and components in anticipation of our customers' orders or end-users’ demand, our gross margins may be negatively impacted due to higher prices that we are required to pay for raw materials and components in short supply.  We currently do not engage in hedging activities to reduce our risk to price increases in our raw materials.  High growth product categories have experienced chronic shortages of raw materials and components during periods of exceptionally high demand.  If we do not properly anticipate the need for critical raw materials and components, we may pay higher prices for the raw materials and components, we may be unable to meet the demands of our customers and end-users, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.  Price increases for our raw materials will result in increases in cost of sales and we may not be able to pass on the increased production costs to our customers in the form of higher prices for our products.  Increases in the prices for our products may result in reduced sales volume and profitability.  Any increase in operating costs that we cannot pass on to our customers or any decrease in sales due to higher product prices may result in reduced profitability and a material adverse effect on our results of operations.

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

Because we do not carry products liability insurance, a failure of any of the products marketed by us subjects us to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of our products.  We cannot assure that we will have enough funds to defend or pay for liabilities arising out of a products liability claim.  To the extent we incur any product liability or other litigation losses, our expenses could materially increase substantially.  There can be no assurance that we will have sufficient funds to pay for such expenses, which could end our operations and you would lose your entire investment.

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

A significant portion of our product sales are made through third party sales representative organizations, whose members are not our employees.  Our level of sales depends on the effectiveness of these organizations, as well as the effectiveness of our own employees.  Some of these third party representatives may sell (and do sell), with our permission, competitive products of third parties as well as our products.  During our fiscal years ended December 31, 2009, 2008 and 2007, these organizations were responsible for approximately 46.4%, 42% and 35%, respectively, of our net revenues during such periods.  Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return or exchange rights, and no price protection.  If any of the third party sales representative organizations engaged by us fails to adequately promote, market and sell our products, our revenues could be significantly decreased until we can retain a replacement organization or distributor.  Finding replacement organizations and distributors can be a time consuming process during which our revenues could be negatively impacted.  Our success is dependent on these distributors finding new customers and receiving new orders from existing customers.

Unanticipated disruptions in our operations or slowdowns by our suppliers and shipping companies could adversely affect our ability to deliver our products our customers which could materially and adversely affect our revenues and our relationships with our customers.

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

We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees. In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws. The new law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. As a result of the new law, the Company has had to increase the salaries of its employees, provide additional benefits to its employees, and revise certain other of its labor practices. The increase in labor costs has increased the Company’s operating costs, which increase the Company has not always been able to pass through to its customers. In addition, under the new law, employees who either have worked for the Company for 10 years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches the Company’s rules and regulations or is in serious dereliction of his duty. Such non-cancelable employment contracts will substantially increase its employment related risks and limit the Company’s ability to downsize its workforce in the event of an economic downturn. No assurance can be given that the Company will not in the future be subject to labor strikes or that it will not have to make other payments to resolve future labor issues caused by the new laws. Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

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

We may receive notice of claims of infringement of other parties’ proprietary rights.  Such actions could result in litigation and we could incur significant costs and diversion of resources in defending such claims.  The party making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief.  Such relief could effectively block our ability to make, use, sell, distribute or market our products in such jurisdiction.  We may also be required to seek licenses to such intellectual property.  We cannot predict, however, whether such licenses would be available or, if available, that such licenses could be obtained on terms that are commercially reasonable and acceptable to us.  The failure to obtain the necessary licenses or other rights could delay or preclude the sale, manufacture or distribution of our products and could result in increased costs to us.

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

Our business could be materially adversely affected if we cannot maintain any business interruption insurance.

We could be exposed to liabilities or other claims for which the Company would have no insurance protection. We do not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy except for property insurance policies with limited coverage. For example, because we does not carry products liability insurance, a failure of any of the products marketed by the Company may subject it to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of its products. We cannot assure that it will have enough funds to defend or pay for liabilities arising out of a products liability claim. To the extent the Company incurs any product liability or other litigation losses, its expenses could materially increase substantially. There can be no assurance that the Company will have sufficient funds to pay for such expenses, which could end its operations. There can be no guarantee that we will be able to obtain additional insurance coverage in the future, and even if it can obtain additional coverage, we may not carry sufficient insurance coverage to satisfy potential claims. All investors of the Company could lose their entire investment should uninsured losses occur.

RISKS RELATED TO DOING BUSINESS IN CHINA

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

Contract drafting, interpretation and enforcement in China involves significant uncertainty, which could leave us vulnerable to legal disputes and challenges related to our contracts.

We have entered into numerous contracts governed by PRC law, many of which are material to our business. As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, we cannot assure you that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure you that we will prevail.

If our land use rights of our landlord are revoked, we would be forced to relocate operations.

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to the land users the land use right certificate. Land use rights can be revoked and the land users forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. We do have any land use rights and each of our manufacturing facilities rely on land use rights of a landlord, and the loss of such rights would require us to identify and relocate our manufacturing and other facilities, which could have a material adverse effect on our financial conditions and results of operations.

We face risks related to natural disasters, terrorist attacks or other events in China that may affect usage of public transportation, which could have a material adverse effect on our business and results of operations.

Our business could be materially and adversely affected by natural disasters, terrorist attacks or other events in China. For example, in early 2008, parts of China suffered a wave of strong snow storms that severely impacted public transportation systems. In May 2008, Sichuan Province in China suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. The May 2008 Sichuan earthquake has had a material adverse effect on the general economic conditions in the areas affected by the earthquake. Any future natural disasters, terrorist attacks or other events in China could cause a reduction in usage of or other severe disruptions to, public transportation systems and could have a material adverse effect on our business and results of operations.

We face uncertainty from the Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises' Share Transfer (“Circular 698”) released in December 2009 by China's State Administration of Taxation (SAT), effective as of January 1, 2008.

Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country (jurisdiction) where the effective tax burden is less than 12.5% or where the offshore income of her residents is not taxable, the foreign investor shall provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers.

Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through the abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the tax authority shall have the power to re-assess the nature of the equity transfer in accordance with the “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes.

 “Income derived from equity transfers” as mentioned in this circular refers to income derived by non-resident enterprises from direct or indirect transfers of equity interest in China resident enterprises, excluding share in Chinese resident enterprises that are bought and sold openly on the stock exchange.

While the term "indirectly transfer" is not defined, we understand that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. The relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the very country (jurisdiction) and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. Meanwhile, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our company complies with the Circular 698.

We could be liable for damages for defects in our products pursuant to the Tort Liability Law of the PRC.

The Tort Liability Law of the People’s Republic of China, which was passed during the 12th Session of the Standing Committee of the 11th National People’s Congress on December 26, 2009, states that manufacturers are liable for damages caused by defects in their products and sellers are liable for damages attributable to their fault. If the defects are caused by the fault of third parties such as the transporter or storekeeper, manufacturers and sellers are entitled to claim for compensation from these third parties after paying the compensation amount.

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

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, for the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock, and may also create uncertainties in the future.

On October 21, 2005, SAFE issued a Circular on Relevant Issues Concerning Foreign Exchange Administration on the Financing and Return Investment by Chinese Domestic Residents through Overseas Special Purpose Companies (“Circular 75”), which became effective on November 1, 2005.  Circular 75 regulates the foreign exchange matters in relation to the use of a “special purpose vehicle” by PRC residents to seek offshore equity financing and conduct “round trip investment” in China.  Under Circular 75, a “special purpose vehicle” or “SPV” refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or PRC entities for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, while “round trip investment” refers to the direct investment in China by PRC residents through the “SPV”, including without limitation establishing foreign invested enterprises and using such foreign invested enterprises to purchase or control (by way of contractual arrangements) onshore assets.  Pursuant to Circular 75, (1) a PRC resident shall register with a local branch of the SAFE before he or she establishes or controls an overseas SPV, for the purpose of overseas equity financing (including convertible debt financing); (2) when a PRC resident contributes the assets of or his or her equity interests in a domestic enterprise to an SPV, or engages in overseas financing after contributing assets or equity interests to an SPV, such PRC resident must register his or her interest in the SPV and any subsequent changes in such interest with a local branch of the SAFE; and (3) when the SPV undergoes a material change outside of China, such as a change in share capital or merger or acquisition, the PRC resident shall, within 30 days from the occurrence of the event that triggers the change, register such change with a local branch of the SAFE.  In addition, SAFE issued updated internal implementing rules, or the Implementing Rules in relation to Circular 75.  The Implementing Rules (“Circular 106”) were promulgated and became effective on May 29, 2007.  Circular 106 provides more detailed provisions and requirements regarding the overseas investment foreign exchange registration procedures.  Under Circular 106, the PRC subsidiary of the offshore SPV are prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore special purpose vehicle parent companies if the SPV shareholders who are PRC residents have not completed foreign exchange registration pursuant to Circular 75.  However, even after the promulgation of Circular 106 there still exist uncertainties regarding the SAFE registration for PRC residents’ interests in overseas companies.  If any PRC resident stockholder of a SPV fails to make the required SAFE registration and amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore entity.  Failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.  Because of uncertainty in how the SAFE circulars will be further interpreted and enforced, we cannot be sure how it will affect our business operations or future plans.  For example, Shenzhen YPC’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE circulars by our PRC resident beneficial holders over whom we have no control.  In addition, we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the SAFE circulars.  In connection with the Li Conversion, Ms. Li filed a SAFE registration with respect to her investment in the Company. We cannot assure you that such registration will be approved. Failure by Mr. Li or any PRC resident beneficial holder to register as required with the relevant branch of SAFE could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit Shenzhen YPC’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for our restructuring, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our Common Stock.

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

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country.  Rapid economic growth can lead to growth in the money supply and rising inflation.  According to the National Bureau of Statistics of China, China’s Consumer Price Index increased 2.7% in February 2010 over February 2009.  If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

Furthermore, in order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending.  In January 2010, the Chinese government took steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending. The implementation of such policies may impede economic growth.  In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy.  In April 2006, the People’s Bank of China raised the interest rate again.  Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

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

We will not be able to complete an acquisition of prospective acquisition targets in the PRC unless their financial statements can be reconciled to U.S. generally accepted accounting principles in a timely manner.

Companies based in the PRC may not have properly kept financial books and records that may be reconciled with U.S. generally accepted accounting principles. If we attempt to acquire a significant PRC target company and/or its assets, we would be required to obtain or prepare financial statements of the target that are prepared in accordance with and reconciled to U.S. generally accepted accounting principles. Federal securities laws require that a business combination meeting certain financial significance tests require the public acquirer to prepare and file historical and/or pro forma financial statement disclosure with the SEC. These financial statements must be prepared in accordance with, or be reconciled to U.S. generally accepted accounting principles and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed acquisition target does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed acquisition target. These financial statement requirements may limit the pool of potential acquisition targets with which we may acquire and hinder our ability to expand our retail operations. Furthermore, if we consummate an acquisition and are unable to timely file audited financial statements and/or pro forma financial information required by the Exchange Act, such as Item 9.01 of Form 8-K, we will be ineligible to use the SEC’s short-form registration statement on Form S-3 to raise capital, if we are otherwise eligible to use a Form S-3. If we are ineligible to use a Form S-3, the process of raising capital may be more expensive and time consuming and the terms of any offering transaction may not be as favorable as they would have been if we were eligible to use Form S-3.

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

Under the tax laws of PRC, we have had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004.  We are entitled to a 50% reduction on normal tax rate of 15% commencing in 2005 for the following three consecutive years.  On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%.  The new law became effective on January 1, 2008.  During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012.  The Company’s prior tax rate of 15% was increased to a rate of 18% in 2008 and 20% in 2009.  The expiration of the preferential tax treatment will increase our tax liabilities and reduce our profitability.

Dividends payable by us to our foreign investors and any gain on the sale of our shares may be subject to taxes under PRC tax laws.

If dividends payable to our shareholders are treated as income derived from sources within China, then the dividends that shareholders receive from us, and any gain on the sale or transfer of our shares, may be subject to taxes under PRC tax laws.

Under the New EIT Law and its implementing rules, PRC enterprise income tax at the rate of 10% is applicable to dividends payable by us to our investors that are non-resident enterprises so long as such non-resident enterprise investors do not have an establishment or place of business in China or, despite the existence of such establishment of place of business in China, the relevant income is not effectively connected with such establishment or place of business in China, to the extent that such dividends have their sources within the PRC. Similarly, any gain realized on the transfer of our shares by such investors is also subject to a 10% PRC income tax if such gain is regarded as income derived from sources within China and we are considered as a resident enterprise which is domiciled in China for tax purpose. Additionally, there is a possibility that the relevant PRC tax authorities may take the view that the purpose of us and Attainment Holdings is holding Shenzhen YPC, and the capital gain derived by our overseas shareholders or investors from the share transfer is deemed China-sourced income, in which case such capital gain may be subject to a PRC withholding tax at the rate of up to 10%. If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders or investors who are non-resident enterprises, or if you are required to pay PRC income tax on the transfer or our shares under the circumstances mentioned above, the value of your investment in our shares may be materially and adversely affected.

In January, 2009, the State Administration of Taxation promulgated the Provisional Measures for the Administration of Withholding of Enterprise Income Tax for Non-resident Enterprises (“Measures”), pursuant to which, the entities which have the direct obligation to make the following payment to a non-resident enterprise shall be the relevant tax withholders for such non-resident enterprise, and such payment includes: incomes from equity investment (including dividends and other return on investment), interests, rents, royalties, and incomes from assignment of property as well as other incomes subject to enterprise income tax received by non-resident enterprises in China. Further, the Measures provides that in case of equity transfer between two non-resident enterprises which occurs outside China, the non-resident enterprise which receives the equity transfer payment shall, by itself or engage an agent to, file tax declaration with the PRC tax authority located at place of the PRC company whose equity has been transferred, and the PRC company whose equity has been transferred shall assist the tax authorities to collect taxes from the relevant non-resident enterprise. However, it is unclear whether the Measures refer to the equity transfer by a non-resident enterprise which is a direct or an indirect shareholder of the said PRC company. Given these Measures, there is a possibility that we may have an obligation to withhold income tax in respect of the dividends paid to non-resident enterprise investors.

Any recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, Swine Flu or another widespread public health problem, in the PRC could adversely affect our operations.

A renewed outbreak of SARS, Avian Flu, Swine Flu or another widespread public health problem in China, where all of our manufacturing facilities are located and where the substantial portion of our sales occur, could have a negative effect on our operations.  Our business is dependent upon its ability to continue to manufacture products.  Such an outbreak could have an impact on our operations as a result of:

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

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. GAAP and securities laws, and which could cause a materially adverse impact on our financial statements, the trading of our common stock and our business

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may difficulty hiring new employees in the PRC with experience and expertise relating to U.S. GAAP and U.S. public-company reporting requirements. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, material weaknesses or lack of compliance could result in restatements of our historical financial information, cause investors to lose confidence in our reported financial information, have an adverse impact on the trading price of our common stock, adversely affect our ability to access the capital markets and our ability to recruit personnel, lead to the delisting of our securities from the stock exchange on which they are traded, lead to litigation claims, thereby diverting management’s attention and resources, and which may lead to the payment of damages to the extent such claims are not resolved  in our favor, lead to regulatory proceedings, which may result in sanctions, monetary or otherwise, and have a materially adverse effect on our reputation and business.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our stock price is volatile and you might not be able to resell your securities at or above the price you have paid.

Since our initial public offering and listing of our common stock on the NASDAQ Global Market on January 29, 2010, the price at which our common stock had traded has been volatile, with a high and low sales price of $4.44 and $6.38, respectively, as through March 29, 2010. You might not be able to sell the shares of our common stock at or above the price you have paid. The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our annual and quarterly results of operations;

•	changes in securities analysts’ expectations;

•	variations in our operating results, which could cause us to fail to meet analysts’ or investors’ expectations;

•	announcements by our competitors or us of significant new products, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	conditions and trends in our industry;

•	general market, economic, industry and political conditions;

•	changes in market values of comparable companies;

•	additions or departures of key personnel;

•	stock market price and volume fluctuations attributable to inconsistent trading volume levels; and

•	future sales of equity or debt securities, including sales which dilute existing investors.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

The market price of our Common Stock could decline as a result of sales of a large number of shares of our Common Stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of March 29, 2010, we had approximately 20.7million shares of Common Stock outstanding.  In January 2010, we conducted a registered public offering of 5,000,000 shares of common stock, and all of these shares are now freely tradable.  Also in January 2010, we registered for resale a total of 2,455,664 shares of common stock, of which 2,051,767 shares were issued in an equity financing that was conducted in connection with the Share Exchange (the “Private Placement Shares”).  In March 2010 we also registered for resale 1,574,982 shares of common stock held by the Company’s existing security holders prior to the Share Exchange (the “Existing Securityholders”).

Each investor may sell or transfer any shares of the common stock after the effective date of the registration statement except that they entered into a lock-up agreement. Investors in the Private Placement holding an aggregate of 1,077,968 shares of common stock entered into lock-up agreements pursuant to which they agreed not to sell their shares until six (6) months after our common stock is listed or quoted on either the New York Stock Exchange, NYSE Amex, NASDAQ Global Market, NASDAQ Capital Market or the OTC Bulletin Board.  Investors in the Private Placement holding an aggregate of 973,799 shares of common stock entered into lock-up agreements pursuant to which they agreed not to sell their shares until 90 days after our common stock is listed or quoted on a national exchange, at which time one-tenth of their shares will be released from the lock-up restrictions, and after which their shares will automatically be released from the lock-up restrictions every 30 days in nine equal installments.

Each of the Company’s Existing Securityholders have also agreed not to sell any of Company’s securities held by them until eight (8) months after our common stock is first listed or quoted on a national securities exchange.  Roth Capital Partners, LLC (“Roth”) and WestPark Capital, Inc. (“WestPark” and together with Roth, the “Underwriters”) may release some or all the of the shares earlier than the schedule indicated in the lock-up agreements, provided however that (i) no early release shall be made with respect to Existing Securityholders prior to the release in full of all such lock-up restrictions on shares of the common stock acquired in the Private Placement and (ii) any such early release shall be made pro rata with respect to all investors’ shares acquired in this Private Placement.

We also are registering with the Private Placement shares all of the 1,352,003 shares of common stock and the 626,894 shares of common stock underlying the warrants held by the Existing Securityholders.  Of the shares, 403,897 shares were included in the registration statement filed on October 14, 2009 and 1,575,000 shares will be included in a subsequent registration statement filed by us on or about April 24, 2010, which is 10 days after the end of the six-month period that immediately follows the date on which we filed the registration statement on October 14, 2009. All of the shares included in an effective registration statement may be freely sold and transferred, subject to a lock-up agreement.

Additionally, in connection with our public offering in January 2010, the former stockholder of Attainment Holdings, and its designees, may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), as early as May 6, 2010, subject to certain limitations.  Under Rule 144, an affiliate stockholder who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  As of the date of this report, 1% of our issued and outstanding shares of common stock was approximately 207,444 shares.  Non-affiliate stockholders are not subject to volume limitations.  Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

The former principal shareholder of Attainment Holdings has significant influence over us.

The former shareholder of Attainment Holdings, Excel Profit, beneficially owns or controls approximately 65.5% of our outstanding shares of common stock and has a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions.  Excel Profit may also have the power to prevent or cause a change in control.  In addition, without the consent of Excel Profit, we could be prevented from entering into transactions that could be beneficial to us.  The interests Excel Profit may differ from the interests of our other stockholders.

If we fail to maintain effective internal controls over financial reporting, it may lead to a restatement of our financial information and the price of our common stock may be adversely affected, as well as our ability to access the capital markets and our business.

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

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may cause investors to lose confidence in our reported financial information, have an adverse impact on the trading price of our common stock, adversely affect our ability to access the capital markets and our ability to recruit personnel, lead to the delisting of our securities from the stock exchange on which they are traded, lead to litigation claims, thereby diverting management’s attention and resources, and which may lead to the payment of damages to the extent such claims are not resolved  in our favor, lead to regulatory proceedings, which may result in sanctions, monetary or otherwise and have a materially adverse effect on our reputation and business.

We may not be able to achieve the benefits we expect to result from the Share Exchange.

On May 6, 2009, the Share Exchange closed and Attainment Holdings became our 100%-owned subsidiary, and our sole business operations became that of Attainment Holdings and its subsidiaries.  We also have a new Board of Directors and management consisting of persons from Attainment Holdings and changed our corporate name from SRKP 21, Inc. to China Electric Motor, Inc.

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

Our common stock, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”) once, and if, it starts trading.  Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the NASDAQ Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Prior to September 24, 2009, we leased all of our manufacturing facilities, which consist of our factory space and dormitories, pursuant to a written lease agreement.  On September 24, 2009, we purchased one of the factory buildings covered under the lease from the lessor.  In connection with the purchase of the building, the original lease was terminated without penalties and we entered into a new lease with the lessor for the remaining facilities.  The new lease expires on December 31, 2010.  Our lease has been registered with the Shenzhen Futian Bureau of Housing Lease Management.

We expect to extend our facility by approximately 1,700 square meters just next door to our current facilities with a laboratory and finished product warehouse.  We expect to enter into a new lease agreement for this new space in April 2010. We are buying new equipment for this new factory space and expect by the end of June 2010, this facility will be fully up and running and will increase our current annual production capacity by 24 million units, a 100% increase over our current annual output capacity.

In addition, we sublet office space in Hong Kong though our subsidiary Luck Loyal pursuant to a lease agreement that expires on August 19, 2010.  Our landlord currently leases the premises under an oral agreement with the property owner.  In the event that the oral agreement between our landlord and the property owner terminates, Luck Loyal’s lease agreement with our landlord will lapse and Luck Loyal will have to negotiate a new tenancy agreement with the property owner in order to continue to occupy the property.

Our principal corporate offices are located in the PRC at Sunna Motor Industry Park, Jian’an, Fuyong Hi-Tech Park, Baoan District, Shenzhen, Guangdong, People’s Republic of China.

ITEM 3.  LEGAL PROCEEDINGS

We are not involved in any material legal proceedings outside of the ordinary course of our business.

ITEM 4. RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Commencing on January 29, 2010, our shares of common stock have been listed for trading on the NASDAQ Global Market under the ticker symbol “CELM.”  In January 2009, we conducted a registered public offering of 5,000,000 shares of common stock at an offering price of $4.50.  The closing sales price of our common stock on March 29, 2010 was $5.39, as reported on the NASDAQ Global Market.  As of March 29, 2010, we had 20,744,743 common stockholders of record.

Dividends

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

We did not pay cash dividends for the year ended December 31, 2009.  In January 2008 and 2007, we declared cash dividends of $2.1 million and $1.3 million, respectively, which were paid in May 2008 and May 2007, respectively.

Transfer Agent

The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc.

Securities Authorized for Issuance Under Equity Compensation Plan

As of December 31, 2009, we did not have an equity compensation plan.

Use of Proceeds

On February 3, 2010, we completed our public offering of common stock in which we sold 5,000,000 shares of common stock at an issue price of $4.50 per share. The SEC declared the registration statement for the public offering, File No. 333-162459 effective on January 28, 2010. We raised a total of approximately $22.5 million in gross proceeds from our public offering, or approximately $20.0 million in net proceeds after deducting underwriting discounts and commissions of approximately, other offering costs, and related expenses of approximately $2.5 million.  On February 24, 2009, the underwriters exercised their over-allotment option in full for the offer and sale of 750,000 additional shares of common stock at $4.50, for gross proceeds of approximately $3.4 million, or approximately $3.1 million in net proceeds after deducting underwriting discounts and commissions of approximately, other offering costs, and related expenses of approximately $268,000.  As of March 30, 2010, we have not used any of the proceeds from the public offering.

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated statement of operations data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2009, 2008, 2007, 2006 and 2005 are derived from the Company’s audited consolidated financial statements, except for the statement of operations data for the year ended December 31, 2005 and the balance sheet data as of December 31, 2005. The following data is qualified in its entirety by the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007	2006	2005
					(unaudited)
	(in thousands except share and per share data)
Revenue	$85,379	$53,073	$27,855	$15,952	$9,597
Other Sales	-	-	380	-	-
Cost of Goods Sold	61,043	38,286	20,617	11,798	6,913
Gross Profit	24,336	14,787	7,618	4,154	2,684

Operating Costs and Expenses
Selling expenses	4,237	2,720	1,352	1,016	627
Merger cost	820	-	-	-	-
Research and development	1,649	1,033	446	303	150
Depreciation	21	23	21	17	8
General and administrative	2,874	1,172	809	640	407
Total operating costs and expenses	9,601	4,948	2,628	1,976	1,192

Income from operations	14,735	9,839	4,990	2,178	1,492

Other income (expenses)
Government grants	-	-	-	-	7
Interest income	16	15	10	2	1
Imputed interest	-	(50)	(44)	(65)	-
Other sundry income (expense), net	8	9	58	21	-
Total other income (expenses)	24	(26)	24	(42)	8

Income before income taxes	14,759	9,813	5,014	2,136	1,500
Income taxes	(3,262)	(1,798)	(383)	(172)	(112)
Net Income	11,497	8,015	4,631	1,964	1,388

Basic earnings per share	$0.93	$0.75	$0.43	$0.18	$0.13
Weighted-average shares outstanding, Basic	12,356,530	10,679,260	10,679,260	10,679,260	10,679,260
Diluted earnings per share	$0.89	$0.75	$0.43	$0.18	$0.13
Weighted-average shares outstanding – Diluted	12,988,805	10,679,260	10,679,260	10,679,260	10,679,260
Cash dividends per share	$-	$0.20	0.12	$-	$-

Consolidated Balance Sheets	December 31,
	2009	2008	2007	2006	2005
					(unaudited)
	(in thousands)
Total Current Assets	$26,355	$15,204	$8,261	$5,006	$2,492
Total Assets	34,291	17,975	10,627	7,057	4,654
Total Current Liabilities	5,970	4,693	3,904	1,664	1,255
Total Liabilities	5,970	4,693	3,904	4,122	3,733
Total Stockholders' Equity	28,321	13,282	6,723	2,934	831

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.

This report contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

Through Shenzhen YPC, we engage in the design, production, marketing and sale of micro-motor products.  Our products, which are incorporated into household appliances, vehicles and other consumer devices, are sold under our “Sunna” brand name.

We sell our products directly to original equipment manufacturers and to distributors and resellers.  We do not have any long-term sales contract with any of our customers.  As a result it is necessary for us to estimate, based in part on non-binding estimates by our customers and potential customers, the requirements for our products.  In addition, in some instances, we develop products based on anticipated customer demand with no assurance that we will receive the anticipated orders.  To the extent that we do not receive the anticipated orders or that our customers require products in greater quantities than anticipated, our revenue and margins may be affected.

A small number of customers account for a very significant percentage of our revenue.  For the year ended December 31, 2009, we had eight customers who each accounted for 5% of total sales, who together accounted for 60% of our total sales for the period. None of those customers accounted for 10.0% of our total sales for 2009, but three of them accounted for 9% each of our total sales for year ended December 31, 2009.  During the year ended December 31, 2008, we had eight customers that generated at least 5% of our total sales, with three of those customers, Shenzhen Hongxingyu Trading Co., Ltd., Shanghai Keyu International Trading Co., Ltd. and Shenzhen Hongji Investment Development Co., Ltd. accounting for 11%, 10% and 10% respectively, of our total sales for the year ended December 31, 2008.  These eight customers accounted for a total of approximately 59.5% of our total sales for the year ended December 31, 2008.  For the year ended December 31, 2007, we had seven customers that accounted for at least 5% of total sales, with one of those customers, Shanghai Keyu International Trading Co., Ltd., accounting for approximately 17.1% of our total sales.  Unless we replace a customer, the loss of any of these customers could have a material adverse effect upon our revenue and net income.

Recent Events

Public Offering

In February 2010, we completed a public offering consisting of 5,000,000 shares of our common stock. Roth Capital Partners, LLC (“Roth”) and WestPark Capital, Inc. (“WestPark,” and together with Roth, the “Underwriters”) acted as co-underwriters in the public offering.  Our shares of common stock were sold to the public at a price of $4.50 per share, for gross proceeds of approximately $22.5 million.  Compensation for the Underwriters’ services included discounts and commissions of $1,462,500, a $281,250 non-accountable expense allowance, roadshow expenses of approximately of $10,000, and legal counsel fees (excluding blue sky fees) of $40,000.  The Underwriters also received warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $5.625 per share.  The warrants, which have a term of five years, are not exercisable until at least one-year from the date of issuance.   The warrants also carry registration rights.

On February 24, 2009, the Underwriters exercised their over-allotment option in full for the offer and sale of 750,000 additional shares of common stock at $4.50, for gross proceeds of approximately $3.4 million.  Discounts and commissions to the Underwriters totaled $219,375.

Reverse Stock Split

On October 8, 2009, our Board of Directors and our stockholders approved an amendment to our Certificate of Incorporation to effect a 1-for-1.53846153846154 reverse stock split of all of our issued and outstanding shares of common stock (the “Reverse Stock Split”). On January 22, 2010 we effected the Reverse Stock Split by filing the amendment to the Certificate of Incorporation with the Secretary of the State of Delaware. The par value and number of authorized shares of our common stock remained unchanged. All references to number of shares and per share amounts included in this report gives effect to the Reverse Stock Split. The number of shares and per share amounts included in the consolidated financial statements and the accompanying notes, included in the F- section have been adjusted to reflect the Reverse Stock Split retroactively. Unless otherwise indicated, all outstanding shares and earnings per share information contained in this report gives effect to the Reverse Stock Split.

Share Exchange

On March 3, 2009, we entered into a share exchange agreement with Attainment Holdings, Excel Profit Global Group Limited, a British Virgin Islands corporation (“Excel Profit”), as the sole shareholder of Attainment Holdings, and as to certain portions of the agreement, certain designees.  Pursuant to the share exchange agreement, as it was amended on May 6, 2009 (the “Exchange Agreement”), we agreed to issue an aggregate of 10,679,260 shares of its common stock in exchange for all of the issued and outstanding securities of Attainment Holdings (the “Share Exchange”).  On May 6, 2009, the Share Exchange closed and Attainment Holdings became our wholly-owned subsidiary and we immediately changed our name from “SRKP 21, Inc.” to “China Electric Motor, Inc.”  At total of 10,679,260 shares were issued to Excel Profit and its designees.

Prior to the closing of the Share Exchange and the initial closing of the Private Placement, as described below, our stockholders cancelled an aggregate of 3,260,659 shares held by them such that there were 1,352,003 shares of common stock outstanding immediately prior to the Share Exchange.  Our stockholders also canceled an aggregate of 3,985,768 warrants to purchase shares of common stock such that they held an aggregate of 626,894 warrants immediately after the Share Exchange.

We paid an aggregate of $600,000 in connection with the Share Exchange, consisting of $350,000 to WestPark Capital, Inc., the placement agent in the private placement described below, and $250,000 to Keen Dragon Group Limited, a company unaffiliated with the Company, Attainment Holdings or WestPark Capital.  The $250,000 paid to Keen Dragon, a company affiliated with Chen Dong, was in connection with Keen Dragon’s services as an advisor to the Company, including assisting in preparations for the share exchange and the Company’s listing of securities in the United States.  In addition, we paid a $140,000 success fee to WestPark Capital for services provided in connection with the Share Exchange, including coordinating the share exchange transaction process, interacting with the principals of the shell corporation and negotiating the definitive purchase agreement for the shell, conducting a financial analysis of Attainment Holdings, conducting due diligence on Attainment Holdings and its subsidiaries and managing  the interrelationship of legal and accounting activities.  We also reimbursed Westpark Capital $80,000 for expenses related to due diligence.

Pursuant to the terms of the Share Exchange, we agreed to register the 1,352,003 shares of common stock and the 626,894 shares of common stock underlying the warrants held by our stockholders immediately prior to the Share Exchange. Of the shares, 404,327 shares are included in the registration statement dated October 14, 2009 and 947,676 shares, which are held by affiliates of WestPark Capital, Inc., will be included in a subsequent registration statement filed by us on or about April 24, 2010, which is 10 days after the end of the six-month period that immediately follows the date on which we filed the registration statement.  With respect to the registration statement that we will file to cover the 947,676 shares held by the WestPark affiliates, we agreed to use our reasonable best efforts to cause the registration statement to become effective within 150 days after the required filing date or the actual filing date, whichever is earlier, or 180 days after the required filing date or the actual filing date, whichever is earlier, if the registration statement is subject to a full review by the SEC. In addition, we agreed to use our reasonable best efforts to maintain the registration statement effective for a period of 12 months at our expense. We also agreed to a penalty provision pursuant to which we will issue additional shares of our common stock to the WestPark affiliates if we fail to timely file and maintain the registration statement.

The transactions contemplated by the Exchange Agreement, as amended, were intended to be a “tax-free” contribution and/or reorganization pursuant to the provisions of Sections 351 and/or 368(a) of the Internal Revenue Code of 1986, as amended.

Li Conversion

On February 2, 2010, the Company and Jianrong Li, a former director of the Company and the current President of Attainment Holdings and Luck Loyal and President and director of Shenzhen YPC, entered into an agreement pursuant to which approximately $1.3 million of debt owed to Ms. Li by Attainment Holdings would be converted into shares of our common stock.  According to the agreement, the shares would be issued upon the closing of the public offering at a conversion price equal to the per share price of the shares of common stock sold in our public offering, which was $4.50 per share. On February 3, 2010, we issued a total of 284,843 shares of common stock to Ms. Li pursuant to the agreement upon the closing of our public offering.  As a result of the conversion of the debt into equity, the debt is no longer outstanding.

Private Placement

On October 6, 2009, we completed the final closing in a series of five closings beginning May 6, 2009 of a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 2,051,767 shares of common stock at $2.08 per share. As a result, we received gross proceeds in the amount of approximately $4.3 million.  In connection with the Private Placement, we agreed to pay WestPark Capital, Inc., the placement agent for the Private Placement, a commission equal to 8.5% of the gross proceeds from the Private Placement, for an aggregate fee of approximately $362,000.  The purpose of the Private Placement was to increase our working capital and the net proceeds from the Private Placement will be used for working capital.

In connection with the initial closing of the Private Placement on May 6, 2009, a shareholder (“Excel Profit”) of the Company issued a promissory note in the principal amount of $335,000 bearing no interest to Chen Dong (the “Note”).  The Company assumed the obligations of the Note since the Note proceeds were received by Luck Loyal but not transferred to the shareholder as of yearend.  The principal was originally due and payable on or before the earlier of (a) nine months from the date of issuance of the Note or (b) upon the receipt by the Company after the date of the Note of at least $1 million in additional proceeds in the Private Placement. The Company repaid the Note in full in February 2010.

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

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

There were no bad debts written off for the years ended December 31, 2009, 2008 and 2007, respectively, as there were no accounts receivable outstanding in excess of 90 days at December 31, 2009, 2008 and 2007. The aging of the accounts receivable (in thousands) is as follows:

	December 31,
	2009	2008	2007
1-30 days	$8,182	$5,243	$2,648
31-60 days	344	-	-
60-90 days	-	-	-
Total	$8,526	$5,243	$2,648

Inventories.

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

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date.  For the Company, this standard was effective beginning April 1, 2009. The adoption did not have an impact on the Company’s consolidated results of operations or financial condition.

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

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company's consolidated results of operations or financial condition.

Results of Operations

The following table sets forth information from our statements of operations for the years ended December 31, 2009, 2008, and 2007 in dollars and as a percentage of revenue.  All amounts are in thousands except share and per share amounts.

	Years Ended
	December 31,
	2009		2008		2007
	(in thousands, except per share data)

Revenue	$85,379	100%	$53,073	100%	$27,855	100%
Other Sales	-	-	-	-	380	1.4%
Cost of Goods Sold	61,043	71.5%	38,286	72.1%	20,617	74.0%
Gross Profit	24,336	28.5%	14,787	27.9%	7,618	27.3%

Operating Costs and Expenses:
Selling Expenses	4,237	5.0%	2,720	5.1%	1,352	4.9%
Merger costs	820	*	-	-	-	-
Research and development	1,649	1.9%	1,033	1.9%	446	1.6%
Depreciation	21		23	*	21	*
General and administrative	2,874	3.3%	1,172	2.2%	809	3.1%
Total operating costs and expenses	9,601	11.3%	4,948	8.5%	2,628	9.4%
						9.4%
Income from operations	14,735	17.3%	9,839	18.7%	4,990	17.9%

Other income (expenses)
Interest income	16	*	15	*	10	*
Imputed interest	-	*	(50)	*	(44)	*
Sundry income (expense), net	8	*	9	*	58	*
Total other income (expenses)	24	*	(26)	*	24	*

Income before income taxes	14,759	17.3%	9,813	18.5%	5,014	18.0%
Income taxes	(3,262)	3.8%	(1,798)	3.4%	(383)	1.4%
Net Income	$11,497	13.5%	$8,015	15.1%	$4,631	16.6%

Basic earnings per share	$0.93		$0.75		$0.43

Diluted earnings per share	$0.89		$0.75		$0.43

Cash dividends per share	$-		$0.20		0.12

*  Less than 1,000 or 1%.

Years ended December 31, 2009 and 2008

Revenues for the year ended December 31, 2009 were $85.4 million, an increase of 60.8%, compared to revenues of $53.1million for the year ended December 31, 2008. The increase in revenues was largely due to a 64.6% increase in the number of units sold during the year ended December 31, 2009, which was attributable to increased orders from new and existing customers. Our increase in revenues was partially offset by the mix of the types of products sold during the period. During the year ended December 31, 2009, we sold more of our lower priced-products than our higher-priced products, which include our numerical control motor products.

Cost of goods sold consists of the cost of motor sales and other materials.  Cost of goods sold was $61.0 million for the year ended December 31, 2009, an increase of $22.7 million, or 59.4%, compared to $38.3 million for the year ended December 31, 2008.  This increase was primarily due to an increase in our sales volume.  As a percentage of revenues, cost of goods sold decreased to 71.5% for the year ended December 31, 2009 compared to 72.1% for the comparable period in 2008.  This decrease was attributable to a slight change in the mix of products sold and a decrease in raw material prices (mainly copper and steel) during the periods.

Gross profit for the year ended December 31, 2009, was $24.3 million, or 28.5% of revenues, compared to $14.8 million, or 27.9% of revenues, for the comparable period in 2008.  Management considers gross profit to be a key performance indicator in managing our business.  Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The increase in our gross profit margin for the year ended December 31, 2009 is primarily due to a change in the mix of products sold, which included an increase in sales of our newer products with higher gross margins. Our margin was good as we do not compete with our competitors in price, we compete in quality and turn around time, and we offer a co-development program to our customers so that we charge a higher price for our products than our competitors. Also, raw materials (mainly copper and steel) prices were lower in 2009 than 2008, thus margin was still better than 2008.

Selling expenses were $4.2 million for the year ended December 31, 2009, compared to $2.7 million for the comparable period in 2008.  The increase was due to a 64% increase in our sales volume.

We incurred merger costs of $820,000 in the twelve months ended December 31, 2009 related to the share exchange transaction which closed on May 6, 2009.

Research and development (“R&D”) costs were $1.6 million or1.9% of revenues in year ended December 31, 2009, compared to $1.0 million or 1.9% of revenues in the comparable period in 2008, representing a 60% increase.  The increased spending on R&D in 2009 was primarily due to our increased research and development efforts on new products.

General and administrative expenses for the year ended December 31, 2009 were $2.9 million, or 3.4% of revenues, compared to $1.2 million, or 2.2% of revenues, for the comparable period in 2008.  General and administrative expenses include office expenses, salary and benefits, and other expense.  The increase in general and administrative expenses for the year ended December 31, 2009 as compared to the comparable period in 2008 was primarily due to an increase of $302,020 in office expenses, an increase of $233,041 in salary and benefit expenses, an increase of $587,108 in professional fees such as legal, auditing, and consulting, and an increase of $577,854 in other expenses.  We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Interest income for the year ended December 31, 2009 was $16,000 compared to interest income of $15,000 for the comparable period in 2008.  The increase in interest income is primarily due to an increased deposit balance in our bank account.

Imputed interest expense for the year ended December 31, 2009 was nil, compared to $50,000 for the comparable period in 2008, because we did not calculate the imputed interests for related party transactions based on guidance provided by ASC 835-30.

Income tax expenses for the year ended December 31, 2009 were $3.3 million, as compared to income tax expenses of $1.8 million for the comparable period in 2008. The increase in income tax expense for the year ended December 31, 2009 was primarily due to an increase in our taxable income in the year ended December 31, 2009 and an increase in our tax rate to 20% for the year ended December 31, 2009 from 18% in the comparable period in 2008.

Net Income for the year ended December 31, 2009 was $11.5 million compared to $8.0 million for the year ended December 31, 2008.

Years ended December 31, 2008 and 2007

Revenue for the year ended December 31, 2008 were $53.1 million, an increase of 90.5%, compared to revenues of $27.9 million for the year ended December 31, 2007. The increase in revenue was primarily attributable to a 37% increase in the average selling price of our micro-motor units and a 35% increase in the number of micro-motor units sold, which was attributable to increased orders from new and existing customers.

Cost of goods sold consists of the cost of motor sales and other materials. Cost of goods sold was $38.3 million for the year ended December 31, 2008, an increase of $17.7 million, or 85.7%, compared to $20.6 million for the year ended December 31, 2007. This increase was primarily due to a decrease in the prices of raw materials, particularly lacquered wire. As a percentage of revenues, cost of goods sold decreased to 72.1% for the year ended December 31, 2008 compared to 74.0% for the comparable period in 2007. This decrease was attributable to a decrease in the prices of raw materials.

Gross profit for the year ended December 31, 2008, was $14.8 million, or 27.9% of revenues, compared to $7.6 million, or 27.3% of revenues, for the comparable period in 2007. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The increase in our gross profit margin for the year ended December 31, 2008 is primarily due to a change in our product mix, which included an increase in sales of our numerical control motor products, which are our higher-profit products. Sales of these products increased $5.9 million in fiscal 2008 from fiscal 2007.

Selling expenses were $2.7 million for the year ended December 31, 2008, compared to $1.4 million for the comparable period in 2007. The increase was due to our expansion of our team of sales representatives and a 27% increase in our sales volume.

We experienced no bad debt expenses in the year ended December 31, 2008, but experienced a $60,000 gain from bad debts in the year ended December 31, 2007 due to the collection of debts deemed previously uncollectible bad debts in 2006.

General and administrative expenses for the year ended December 31, 2008 were $1.2 million, or 2.2% of revenues, compared to $869,000, or 3.1% of revenues, for the comparable period in 2007. General and administrative expenses include office expenses, salary and benefits, professional fees, rent and utilities and other expense. The increase in other general and administrative expenses for the year ended December 31, 2008 as compared to the comparable period in 2007 was primarily due to an increase of $53,000 in office expenses, an increase of $63,000 in salary and benefit expenses, an increase of $12,000 in professional fees, an increase of $14,000 in rent and utilities expenses and an increase of $173,000 in other expenses. We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Research and development (“R&D”) costs were $1.0 million or 1.9% of revenues in 2008, compared to $446,000 or 1.6% of revenues in 2007, representing a 131.6% increase year-over-year. The increased spending on R&D in 2008 was primarily due to our increased research and development efforts on new products. In the future, our R&D spending could increase to support the future growth of the company. As a percent of revenues, we expect the R&D spending to be in the 2% to 3% range.

Interest income for the year ended December 31, 2008 was $15,000 compared to interest income of $10,000 for the comparable period in 2007. The increase in interest income is primarily due to an increased deposit balance in our bank account.

Income tax expenses for the year ended December 31, 2008 were $1.8 million, as compared to income tax expenses of $383,000 for the comparable period in 2007. The increase in income tax expense for the year ended December 31, 2008 was primarily due to an increase in our taxable income in fiscal 2008 and an increase in our tax rate to 18% in 2008 from 7.5% in 2007. Shenzhen YPC is registered in PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

Net Income for the year ended December 31, 2008 was $8.1 million compared to $4.6 million for fiscal 2007.

Liquidity and Capital Resources

We had cash and cash equivalents of $10.6 million as of December 31, 2009, as compared to $2.7 million as of December 31, 2008. Our funds are kept in financial institutions located in China, and these funds are not insured. We have historically funded our operations from revenues.

On February 2, the Company and Jianrong Li, a former director of the Company and the current President of Attainment Holdings and Luck Loyal and President and director of Shenzhen YPC, entered into an agreement with Ms. Li pursuant to which approximately $1.3 million of debt owed to Ms. Li by Attainment Holdings would be converted into shares of our common stock.  According to the agreement, the shares would be issued upon the closing of the public offering at a conversion price equal to the per share price of the shares of common stock sold in our public offering, which was $4.50 per share.  On February 3, 2010, we issued a total of 284,843 shares of common stock to Ms. Li pursuant to the agreement upon the closing of our public offering pursuant to the agreement (the “Li Conversion”).  As a result of the conversion of the debt into equity, the debt is no longer outstanding.

We are subject to the regulations of the PRC which restricts the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

Our accounts receivable has been an increasingly significant portion of our current assets, representing $8.5 million, $5.2 million and $2.6 million as of December 31, 2009, 2008 and 2007, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

We provide our major customers with payment terms ranging from 30 to 45 days. Additionally, our production lead time is approximately three weeks, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials and work in process and finished goods inventory on hand to ensure timely delivery of our products to our customers. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt since the inception of our operations.

As of December 31, 2009, inventories amounted to $7.2 million, compared to $7.3 million as of December 31, 2008 and $3.9 million as of December 31, 2007.

On May 6, 2009, we received gross proceeds of approximately $665,000 in an initial closing of a private placement transaction. Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 320,186 shares of Common Stock at $2.08 per share. On June 19, 2009, we conducted a second closing of the private placement, pursuant to which we sold an aggregate of 208,868 shares of Common Stock at $2.08 per share for gross proceeds of approximately $433,800. On July 17, 2009, we conducted a third closing of the private placement, pursuant to which we sold an aggregate of 272,342 shares of common stock at $2.08 per share, for gross proceeds of approximately $565,625. On September 4, 2009, we conducted a fourth closing of the private placement pursuant to which we sold an aggregate of 481,383 shares of Common Stock at $2.08 per share, for gross proceeds of approximately $999,775. On October 6, 2009, we conducted the fifth and final closing of the private placement pursuant to which we sold an aggregate of 768,988 shares of Common Stock at $2.08 per share, for gross proceeds of approximately $1.6 million. Accordingly, we sold a total of 2,051,767 shares of our common stock in the private placement for total gross proceeds of $4.3 million, with net proceeds of approximately $2.4 million. (the “Private Placement”).

We agreed to file a registration statement covering the common stock sold in the Private Placement within 30 days of the final closing of the Private Placement and to pay for all costs related to the registration of the shares. We initially filed the registration statement with the SEC on October 4, 2009, within the 30-day time period.

In connection with the initial closing of the Private Placement on May 6, 2009, a shareholder (“Excel Profit”) of the Company issued a promissory note in the principal amount of $335,000 bearing no interest to Chen Dong (the “Note”).  The Company assumed the obligations of the Note since the note proceeds were received by Luck Loyal but not transferred to the shareholder as of yearend.  The principal was originally due and payable on or before the earlier of (a) nine months from the date of issuance of the Note or (b) upon the receipt by the Company after the date of the Note of at least $1 million in additional proceeds in the Private Placement. The Company repaid the Note in full in February 2010.

In connection with the Share Exchange transactions, the Company incurred merger costs of $820,000, which consists of shell company acquisition cost of $600,000 ($250,000 of the $600,000 was paid to a third party unaffiliated with the Company and WestPark), a success fee of $140,000 and a due diligence fee of $80,000 paid to WestPark Capital, Inc, were accounted as a part of general and administrative expenses. Other financing costs of $526,000, which mainly consist of 8.5% commission to WestPark of $362,000 and other fees were accounted to net against additional paid-in capital.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds were approximately $27,229, $29,300 and $14,700 for the years ended December 31, 2009, 2008 and 2007, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

Net cash provided by operating activities was $9.7 million for the year ended December 31, 2009, compared to net cash provided by operations of $3.9 million for the year ended December 31, 2008. The $5.8 million increase was primarily due to an increase in operating profit. Net cash provided by operating activities was $3.9 million for the year ended December 31, 2008, compared to net cash provided by operations of $2.7 million for the year ended December 31, 2007. The $1.2 million increase was primarily due to an increase in operating profit and our collection of receivables.

Net cash used in investing activities amounted to approximately $5.8 million for the year ended December 31, 2009, compared to net cash used in investing activities of $754,000 for the year ended December 31, 2008. The change was due to an increase in our investment in fixed assets. Net cash used in investing activities amounted to approximately $754,000 for the year ended December 31, 2008, compared to net cash used in investing activities of $547,000 for the year ended December 31, 2007. The change was due to an increase in our investment in fixed assets.

Net cash provided by financing activities amounted to $4.3 million for the year ended December 31, 2009, compared to net cash used by financing activities of $2.5 million for the year ended December 31, 2008. The increase of cash provided by financing activities was primarily a result of the receipt of $2.4 million in cash proceeds from the Private Placement in the year ended December 31, 2009 and the payment of $2.1 million in dividends during the year ended December 31, 2008. Net cash used by financing activities amounted to $2.5 million for the year ended December 31, 2008, compared to net cash used by financing activities of $2.0 million for the year ended December 31, 2007. The increase of cash used by financing activities was primarily a result of our payment of $2.1 million in cash dividends in January 2008 as compared to our payment of $1.3 million in cash dividends in January 2007.

The ability of Shenzhen YPC to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. A majority of our revenue being earned and currency received are denominated in RMB, which is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars. Accordingly, Shenzhen YPC’s funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

Based upon our present plans, we believe that cash on hand, cash flow from operations and funds available to us through financing will be sufficient to fund our capital needs for at least the next 12 months. We expect that our primary sources of funding for our operations for the upcoming 12 months and thereafter will result from our cash flow from operations to fund our operations during the upcoming 12 months and thereafter, in addition to the possibility of conducting debt and equity financings. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Contractual obligations

This table summarizes our known contractual obligations and commercial commitments on December 31, 2009.

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations	$167,531	$167,531	$	$-	$-

Seasonality

Our business is not seasonal in nature.  The seasonal effect does not have material impact on our sales.

Quarterly Information

The table below presents selected results of operations for the quarters indicated.  All amounts are in thousands, except share and per share amounts.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009	Total
Revenues	$22,086	$22,081	$22,319	$18,893	$85,379
Gross Profit	6,504	6,483	5,996	5,354	24,337
Net Income	2,936	3,418	2,132	3,012	11,498
Net income per share
- Basic	$0.21	$0.26	$0.18	$0.28	$0.93
-Diluted	$0.20	$0.24	$0.17	$0.28	$0.89
Basic weighted average shares outstanding	14,041,237	12,926,571	11,735,842	10,679,260	12,356,530
Diluted weighted average shares outstanding	14,952,974	13,553,465	12,406,466	10,701,414	12,988,805

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008	Total
Revenues	$14,023	$14,163	$13,210	$11,677	$53,073
Gross Profit	3,840	3,958	3,639	3,350	14,787
Net Income	1,979	2,187	2,050	1,800	8,016
Basic and diluted net income per share	0.19	0.20	0.19	0.17	0.75
Basic and diluted weighted average shares outstanding	10,679,260	10,679,260	10,679,260	10,679,260	10,679,260

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

Change in Accountants

We engaged MaloneBailey, LLP (“MaloneBailey”) as our independent registered public accounting firm effective February 10, 2010. Concurrent with this appointment, we dismissed Kempisty & Company Certified Public Accountants PC (“Kempisty”), effective February 10, 2010. The decision to change our principal independent registered public accounting firm was approved by our Audit Committee and our Board of Directors.

The reports of Kempisty on our consolidated financial statements for each of the fiscal years ended December 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During our fiscal years ended December 31, 2008 and 2007, and during the subsequent period through to the date of Kempisty's dismissal, there were no disagreements between us and Kempisty, whether or not resolved, on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Kempisty, would have caused Kempisty to make reference in its reports on our audited consolidated financial statements. During the fiscal years ended December 31, 2008 and 2007, and during the subsequent period through the date of Kempisty's dismissal, there were no "reportable events" as such term is defined in Item 304(a)(1)(v) of Regulation S-K ("Reportable Event").

During the two years ended December 31, 2008, and through the date of our retention of MaloneBailey as our independent registered public accounting firm on February 10, 2010, we did not consult with MaloneBailey on matters that involved the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on our financial statements or any other matter that was either the subject of a disagreement or a Reportable Event.

We engaged Kempisty as our independent registered public accounting firm on May 6, 2009 upon our dismissal of AJ. Robbins, PC ("AJ. Robbins") as our independent registered public accounting firm following the change in control of the Company on the closing of the Share Exchange.  The Company engaged AJ. Robbins to audit its financial statements for the period from October 11, 2007 (inception) to December 31, 2008.  The decision to change accountants was approved and ratified by the Company’s Board of Directors.  The report of AJ. Robbins on the financial statements of the Company for the period from October 11, 2007 (inception) ended December 31, 2008 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principle, except for an explanatory paragraph relative to the Company’s ability to continue as a going concern.  Additionally, during period from the Company’s inception (October 11, 2007) to December 31, 2008, there were no disagreements with AJ. Robbins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

While AJ. Robbins was engaged by the Company, there were no disagreements with AJ. Robbins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to the Company, which disagreements if not resolved to the satisfaction of AJ. Robbins would have caused it to make reference to the subject matter of the disagreements in connection with its report on the Company’s financial statements for period from October 11, 2007 (inception) to December 31, 2008.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We may face some risk from potential fluctuations in interest rates, although our debt obligations are primarily short-term in nature, but some bank loans have variable rates.  If interest rates have great fluctuations, our financing cost may be significantly affected.

Foreign Currency Risk

Substantially all of our operations are conducted in the PRC and our primary operational currency in Chinese Renminbi (“RMB”).  As a result, currently the effect of the fluctuations of RMB exchange rates only has a minimal impact on our business operations, but will be increasingly material as we introduce our products widely into new international markets.  Substantially all of our revenues and expenses are denominated in RMB.  However, we use the United States dollar for financial reporting purposes.  Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system.  Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not again become volatile or that the RMB will not devalue significantly against the U.S. dollar.  Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to information begins on Page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following individuals constitute our board of directors and executive management as of the date of this prospectus.

Name	Age	Position
Yue Wang	26	Chief Executive Officer
Haixia Zhang	32	Chief Financial Officer and Corporate Secretary
Xiaobo Zhang	35	Chief Administrative Officer
Hongyang Chen	35	Executive Vice President
Fugui Wang	47	Chairman of the Board of Directors
Guoqiang Zhang	38	Director
Liang Tang	57	Director
Shuiping Wang	45	Director
Heung Sang Fong	50	Director

Yue Wang has served as Chief Executive Officer of the Company since March 2009 and as General Manager of Shenzhen YPC since February, 2006.  Prior to serving as General Manager, Mr. Wang served as the Vice General Manager of Shenzhen YPC from January 2005.  Prior to January 2005, Mr. Wang was a student at the University of Leeds in London.  Mr. Wang received a Bachelor of Arts degree in Business and Economy from the University of Leeds in 2005.

Haixia Zhang has served as the Chief Financial Officer of the Company since March 2009 and as Chief Financial Officer of Shenzhen YPC since June 2008.  Ms. Zhang has served as the Account Manager of each of Excel Profit, Attainment Holdings and Luck Loyal since March 2009.  From March 2005 to June 2008, Ms. Zhang served as the Financial Manager of Shenzhen YPC. From January 2003 to March 2005, Ms. Zhang served as an accountant at Hunan Huxiang Wood Industry Co., Ltd., a company involved in the production and sale of wooden plates.  Mr. Zhang received a bachelor’s degree in accounting in 2001 from Hunan University.

Xiaobo Zhang has served as the Chief Administrative Officer of the Company since March 2009 and as Chief Administrative Officer of Shenzhen YPC since August 2008.  From December 2004 to December 2007, Mr. Zhang served as the human resources manager for Johnson Electric (Shenzhen) Co., Ltd.  From December 2000 to December 2004, Mr. Zhang served as the human resources manager for Li Qian Fluorescent Furniture (Shenzhen) Co., Ltd.  Mr. Zhang received a bachelor’s degree in business administration in 1997 from the Anhui University School of Management.

Hongyang Chen has served as the Executive Vice President of the Company since March 2009 and as the Vice General Manager of Shenzhen YPC since March 2003.  Mr. Chen received a bachelor’s degree in electrical engineering in 1997 from Northwestern Polytechnic University.

Fugui Wang has served as Chairman of the Board of the Company since March 2009 and as a director of Shenzhen YPC since November 1999.  Since November 1999, Mr. Wang has served as the Chairman of the Board of Shenzhen YPC.  Since October 2001, Mr. Wang has served as the president of Rongxuan An (Shenzhen) Industrial Development Co., Ltd.  Mr. Wang received a bachelor’s degree in civil engineering in 1981 from Chongqing University.  We believe Mr. Wang’s qualifications to sit on our Board include his expertise in corporate strategy development and his extensive understanding of our business, our products and the micro-motor industry that he has acquired over his 10 years as a director of Shenzhen YPC.

Guoqiang Zhang has served as a director of the Company since March 2009 and has been a director of Shenzhen YPC since March 2003.  Since 2003, Mr. Zhang has served as the General Manager of Friends of Shenzhen Venture Capital Co., Ltd.  Mr. Zhang received a bachelor’s degree in accounting from Guangzhou Institute of Financial and Economics College in 1992. We believe that Mr. Zhang’s deep knowledge of our business and products obtained through his 6 years of service as a director of Shenzhen YPC, as well as his 10 years of experience in corporate management and finance and understanding of U.S. GAAP and financial statements principles well qualifies Mr. Zhang to serve on our Board.

Liang Tang has served as a director of the Company since March 2009 and as a director of Shenzhen YPC since March 2008.  Since 2002, Mr. Tang has served as the Chief Financial Officer of Hunan Shaoyang Ocean Fertilizer Group, a company engaged in the production and sale of fertilizer.  Mr. Tang received a bachelor’s degree in finance in 1989 from Hunan TV University.  We believe that Mr. Tang’s qualifications to sit on our Board include his 20 years of experience, expertise and background with respect to accounting matters, including his experience as a chief financial officer and familiarity with U.S. GAAP and financial statements.

Shuiping Wang has served as a director of the Company since March 2009.  He served as the Director and Accountant of the ChaHuTanXiang Enterprise Office from May 2004 to September 2008.  Mr. Wang received a bachelor’s degree in accounting in 1985 from Hunan University of Finance and Economics.  We believe that Mr. Wang’s qualifications to sit on our Board include his 10 years of basic financial and accounting work expertise, including his understanding of U.S. GAAP and financial statements well qualify him to serve on our Board.

Heung Sang Fong has served as a director of the Company since January 2010.  From February 2009 to March 2010, Mr. Fong served as the Chief Financial Officer and as a Director of Apollo Solar Energy, Inc. (OTCBB: ASOE).  From December 2006 to January 2009, Mr. Fong served as the Executive Vice President of Corporate Development of Fuqi International, Inc. (NASDAQ: FUQI).  From January 2004 to November 2006, Mr. Fong served as the managing partner of Iceberg Financial Consultants, a financial advisory firm based in China that advises Chinese clients in capital raising activities in the United States. From December 2001 to December 2003, Mr. Fong was the Chief Executive Officer of Holley Communications, a Chinese company that engaged in CDMA chip and cell phone design. From March 2002 to March 2004, he served as Chief Executive Officer of Pacific Systems Control Technology, Inc. From May 2001 to November 2001, Mr. Fong was the Director of Finance of PacificNet, Inc., a customer relationship management, mobile internet, e-commerce and gaming technology based in China. From December 1998 to April 2001, he was the Group Financial Controller of Oregon Scientific, a wholly-owned subsidiary of IDT, a Hong Kong Stock Exchange-listed company. Mr. Fong is a U.S. CPA and has held various positions in such capacity with accounting firms in the United States and Hong Kong, including Deloitte and Touche, Ernst and Young, and KPMG Peat Marwick. Since July 2006, Mr. Fong has served as an independent director of a Hong Kong public company, Universal Technology Inc. (HK:8091). Since July 2007, Mr. Fong has also served as a director and audit committee chairman, for each of Diguang International Development Co., Ltd. (OTCBB: DGNG) and Kandi Technology Corp. (NASDAQ-CM: KNDI). Mr. Fong served as independent director of Zhaoheng Hydropower (ZHYLP.PK) from June 2008 to May 2009.  Mr. Fong graduated from the Hong Kong Baptist College with a diploma in History in 1982. He also received an MBA from the University of Nevada at Reno in 1989 and a Masters degree in Accounting from the University of Illinois at Urbana Champaign in 1993. We believe that Mr. Fong’s long and varied business career, including service as a CFO and director of a publicly-traded company, as well as his significant financial and accounting experience as a U.S. CPA and knowledge of the capital markets well qualify him to serve on our Board.

Family Relationships

Fugui Wang, our Chairman of the Board, is the father of Yue Wang, our Chief Executive Officer.  There are no family other relationships among any of the officers and directors.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

The Company is not aware of any legal proceedings in which any director, nominee, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, nominee, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

The Board of Directors and Committees

Subject to certain exceptions, under the listing standards of the NASDAQ Global Market, a listed company’s board of directors must consist of a majority of independent directors. Currently, our board of directors has determined that each of the non-management directors, Guoqiang Zhang, Liang Tang and Shuiping Wang, is an “independent” director as defined by the listing standards of NASDAQ Global Market currently in effect and approved by the U.S. Securities and Exchange Commission (“SEC”) and all applicable rules and regulations of the SEC. All members of the Audit, Compensation and Nominating Committees satisfy the “independence” standards applicable to members of each such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The purpose of the board of director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NASDAQ Global Market rules.

Audit Committee

We established our Audit Committee in November 2009. The Audit Committee consists of Guoqiang Zhang, Liang Tang and Shuiping Wang, each of whom is an independent director. Liang Tang, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s responsibilities include:

•
The appointment, replacement, compensation, and oversight of work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or performing other audit, review or attest services.

•
Reviewing and discussing with management and the independent auditor various topics and events that may have significant financial impact on our company or that are the subject of discussions between management and the independent auditors.

The board of directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter is posted on our corporate website at: http://szmotor.investorroom.com/.

Compensation Committee

We established our Compensation Committee November 2009. The Compensation Committee consists of Liang Tang and Guoqiang Zhang, each of whom is an independent director. Guoqiang Zhang is the Chairman of the Compensation Committee. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors has adopted a written charter for the Compensation Committee. A copy of the Compensation Committee Charter is posted on our corporate website at: http://szmotor.investorroom.com/.

Nominating Committee

The Nominating Committee consists of Liang Tang and Guoqiang Zhang, each of whom is an independent director. Guoqiang Zhang is the Chairman of the Nominating Committee. The Nominating Committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices. The board of directors has adopted a written charter for the Nominating Committee.  A copy of the Nominating Committee Charter is posted on our corporate website at: http://szmotor.investorroom.com/.

Code of Business Conduct and Ethics

On November 24, 3009, our board of directors amended and restated its Code of Business Conduct and Ethics, which applies to all directors, officers and employees. The purpose of the Code is to promote honest and ethical conduct. A copy of the Code is posted on our corporate website located at http://szmotor.investorroom.com/.. The Code is available in print, without charge, upon written request to us at China Electric Motor, Inc., Attention: Secretary, Sunna Motor Industry Park, Jian’an, Fuyong Hi-Tech Park, Baoan District, Shenzhen, Guangdong, China.  We intend to post promptly any amendments to or waivers of the Code on our corporate website.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, the Company’s directors and officers and holders of 10% or more of its common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors, we believe that during the fiscal year ended December 31, 2009, our directors, officers and owners of more than 10% of our common stock complied with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Before the Share Exchange

Prior to the closing of the Share Exchange on May 6, 2009, we were a “blank check” shell company named SRKP 21, Inc. that was formed to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  The only officers and directors of SRKP 21, Inc., Richard Rappaport and Anthony Pintsopoulos, SRKP 21’s President and Chief Financial Officer, respectively, did not receive any compensation or other perquisites for serving in such capacities.  Messrs. Rappaport and Pintsopoulos resigned from all of their executive and director positions with SRKP 21 upon the closing of the Share Exchange and are no longer employed by or affiliated with our company.

Prior to the closing of the Share Exchange, our current named executive officers were compensated by Shenzhen YPC until the closing of the Share Exchange, including for the year ended December 31, 2008 and the period from January 1, 2009 to May 6, 2009.  The Chairman of the Board of Shenzhen YPC, Fugui Wang, determined the compensation for himself and the other executive officers of Shenzhen YPC that was earned in fiscal 2008 and the period from January 1, 2009 to May 6, 2009 after consulting with the board members of Shenzhen YPC.  In addition, the Board of Directors of Shenzhen YPC approved the compensation.  From January 1, 2009 to May 6, 2009 and during the fiscal years of 2008, 2007 and 2006, the compensation for Shenzhen YPC’s named executive officers consisted solely of each executive officer’s salary and cash bonus.  The Board of Directors of Shenzhen YPC believe that the salaries paid to our executive officers during 2008 and the period from January 1, 2009 to May 6, 2009 are indicative of the objectives of its compensation program and reflect the fair value of the services provided to Shenzhen YPC, as measured by the local market in China.

Compensation After the Share Exchange

Upon the closing of the Share Exchange, the executive officers of Shenzhen YPC were appointed as our executive officers and we adopted the compensation policies of Shenzhen YPC, as modified for a company publicly reporting in the United States.  Compensation for our current executive officers is determined with the goal of attracting and retaining high quality executive officers and encouraging them to work as effectively as possible on our behalf.  Compensation is designed to reward executive officers for successfully meeting their individual functional objectives and for their contributions to our overall development.  For these reasons, the elements of compensation of our executive officers are salary and bonus.  Salary is paid to cover an appropriate level of living expenses for the executive officers and the bonus is paid to reward the executive officer for individual and company achievement.

Salary is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect.  When setting and adjusting individual executive salary levels, we consider the relevant established salary range, the named executive officer’s responsibilities, experience, potential, individual performance and contribution.  We also consider other factors such as our overall corporate budget for annual merit increases, unique skills, demand in the labor market and succession planning.

We determine the levels of salary as measured primarily by the local market in China.  We determine market rate by conducting a comparison with the local geographic area averages and industry averages in China.  In determining market rate, we review statistical data collected and reported by the Shenzhen Labor Bureau which is published monthly.  The statistical data provides the high, median, low and average compensation levels for various positions in various industry sectors.  In particular, we use the data for the manufacturing sector as our benchmark to determine compensation levels because we operate in Shenzhen City as a consumer electronics manufacturer.  Our compensation levels are at roughly the 80th-90th percentile of the compensation spectrum for the manufacturing sector.

Corporate performance goals include sales targets, research and development targets, production yields, and equipment utilization.  Additional key areas of corporate performance taken into account in setting compensation policies and decisions are cost control, profitability, and innovation.  The key factors may vary depending on which area of business a particular executive officer’s work is focused.  Individual performance goals include subjective evaluation, based on an employee’s team-work, creativity and management capability, and objective goals such as sales targets.  We have not paid bonuses to our executive officers in the past.  Because we successfully completed the listing of our common stock on the NASDAQ Global Market, we expect to pay bonuses to our executive officers based upon whether corporate and individual performance goals are met.  Generally, the amount of a bonus, when awarded, will be equal to one month’s salary plus 5% to 25% of the individual's annual salary.  If the corporate and individual goals are fully met, the bonus will be closer to the top end of the range.  If the goals are only partially met, the amount of the bonus will be closer to the bottom end of the range.  In no event will there be a bonus equal to more than one month's salary if the corporate goals are not met by at least 50%.

Our board of directors established a compensation committee in November 2009 comprised of non-employee directors.  The compensation committee will perform, at least annually, a strategic review of the compensation program for our executive officers to determine whether it provides adequate incentives and motivation to our executive officers and whether it adequately compensates our executive officers relative to comparable officers in other companies with which we compete for executives.  Those companies may or may not be public companies or companies located in the PRC or even, in all cases, companies in a similar business.  Prior to the formation of the compensation committee, Fugui Wang, upon consulting with our board members, determined the compensation for our current executive officers.  In 2010, our compensation committee will determine compensation levels for our executive officers.  We have established a compensation program for executive officers for 2010 that is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect.  If paid, bonuses for executive officers in 2010 will be based on company and individual performance factors, as described above.

Because we successfully completed the listing of our common stock on the NASDAQ Global Market in 2010, we intend to adjust our compensation evaluations upwards in 2010, including through the payment of bonuses.  However, in such case, we do not intend to increase compensation by more than 20%.  We believe that adopting higher compensation in the future may be based on the increased amount of responsibilities and the expansion of our business to be assumed by each of the executive officers after we become a publicly listed company.

We also intend to expand the scope of our compensation, such as the possibility of granting options to executive officers and tying compensation to predetermined performance goals.  We intend to adopt an equity incentive plan in the near future and issue stock-based awards under the plan to aid our company’s long-term performance, which we believe will create an ownership culture among our named executive officers that fosters beneficial, long-term performance by our company.  We do not currently have a general equity grant policy with respect to the size and terms of grants that we intend to make in the future, but we expect that our compensation committee will evaluate our achievements for each fiscal year based on performance factors and results of operations such as revenues generated, cost of revenues, and net income.

Summary Compensation Table

The following table sets forth information concerning the compensation for the three fiscal years ended December 31, 2009 of the principal executive officer, principal financial officer, in addition to our three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals, as applicable, for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year.

Name and Position	Year	Salary	Bonus	Total
Yue Wang	2009	$17,568	$-	$17,568
Chief Executive Officer	2008	8,126	-	8,126
	2007	6,575	-	6,575

Haixia Zhang	2009	$8,076	$-	$8,076
Chief Financial Officer	2008	6,627	-	6,627
	2007	5,425	-	5,425

Richard Rappaport (1)	2009	$-	$-	$-
Former President	2008	-	-	-
and Former Director	2007	-	-	-

Anthony Pintsopoulos (1)	2009	$-	$-	$-
Former Secretary, Former Chief	2008	-	-	-
Financial Officer, and Former	2007	-	-	-
Director

(1)	Upon the close of the Share Exchange on May 6, 2009, Messrs. Rappaport and Pintsopoulos resigned from all positions with the Company, which they held from the Company’s inception on October 11, 2007.

Grants of Plan-Based Awards in 2009

There were no option grants in 2009.

Outstanding Equity Awards at 2009 Fiscal Year End

There were no option exercises or options outstanding in 2009.

Option Exercises and Stock Vested in Fiscal 2009

There were no option exercises or stock vested in 2009.

Pension Benefits

There were no pension benefit plans in effect in 2009.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

There were no nonqualified defined contribution or other nonqualified deferred compensation plans in effect in 2009.

Employment Agreements

Each of Yue Wang, Haixia Zhang, Xiaobo Zhang and Hongyang Chen are parties to employment agreements with Shenzhen YPC with durations of one year from January 1, 2010 to December 31, 2010, further to which each employee is paid a monthly salary as follows:

•	Yue Wang is paid a monthly salary of RMB 10,000, which is approximately US$1,464.

•	Haixia Zhang is paid a monthly salary of RMB 4,600, which is approximately US$673.

•	Xiaobo Zhang is paid a monthly salary of RMB 4,000, which is approximately US$585.

•	Hongyang Chen is paid a monthly salary of RMB 5,600, which is approximately US$820.

Pursuant to the agreement, each employee’s salary is reviewed annually in March for adjustment in light of the employee’s performance and working conditions.  In the event an employee works overtime that has been approved by Shenzhen YPC, each employee will be offered compensation leave or overtime salary in accordance with the Labor Law of China.  Under the employment agreements, the employees have an obligation to maintain the commercial secrets of the Company.

During each employee’s probationary period, either the employee or Shenzhen YPC may terminate the agreement, provided however, that Shenzhen YPC may only terminate the agreement if the employee has failed to satisfy the requirements for his or her recruitment, as stipulated in Shenzhen YPC’s employee handbook and other relevant regulations.  Each agreement may be renewed upon one party’s providing of 30 days written notice to the other party and both parties’ agreement to renew the agreement.  The employment agreements provide for immediate termination upon the occurrence of termination conditions stipulated by the Law of Labor Contract in China.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2009 by members of board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Fugui Wang	20,000	-	-	-	-	-	20,000
Jianrong Li (1)	20,000	-	-	-	-	-	20,000
Guoqiang Zhang	20,000	-	-	-	-	-	20,000
Liang Tang	20,000	-	-	-	-	-	20,000
Shuiping Wang	20,000	-	-	-	-	-	20,000

(1) Ms. Li resigned as a director of the Company in January 2010.

We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.  We intend to develop such a policy in the near future.

Indemnifications of Directors And Executive Officers And Limitations of Liability

Under Section 145 of the General Corporation Law of the State of Delaware, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Our certificate of incorporation provides that, pursuant to Delaware law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders. This provision in the certificate of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of the law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Our bylaws provide for the indemnification of our directors to the fullest extent permitted by the Delaware General Corporation Law. Our bylaws further provide that our Board of Directors has discretion to indemnify our officers and other employees. We are required to advance, prior to the final disposition of any proceeding, promptly on request, all expenses incurred by any director or executive officer in connection with that proceeding on receipt of an undertaking by or on behalf of that director or executive officer to repay those amounts if it should be determined ultimately that he or she is not entitled to be indemnified under the bylaws or otherwise. We are not, however, required to advance any expenses in connection with any proceeding if a determination is reasonably and promptly made by our Board of Directors by a majority vote of a quorum of disinterested Board members that (i) the party seeking an advance acted in bad faith or deliberately breached his or her duty to us or our stockholders and (ii) as a result of such actions by the party seeking an advance, it is more likely than not that it will ultimately be determined that such party is not entitled to indemnification pursuant to the applicable sections of our bylaws.

We have been advised that in the opinion of the Securities and Exchange Commission, insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We may enter into indemnification agreements with each of our directors and officers that are, in some cases, broader than the specific indemnification provisions permitted by Delaware law, and that may provide additional procedural protection. As of the date of the Share Exchange, we have not entered into any indemnification agreements with our directors or officers, but may choose to do so in the future. Such indemnification agreements may require us, among other things, to:

•	indemnify officers and directors against certain liabilities that may arise because of their status as officers or directors;

•	advance expenses, as incurred, to officers and directors in connection with a legal proceeding, subject to limited exceptions; or

•	obtain directors’ and officers’ insurance.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of the date of this prospectus are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth certain information with respect to beneficial ownership of our common stock based on issued and outstanding shares of common stock before and after the offering, by:

•	Each person known to be the beneficial owner of 5% or more of our outstanding common stock;

•	Each executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

The number of shares of our common stock outstanding as of the date of this prospectus is 20,744,743 shares of common stock, which excludes 500,000 shares of common stock that are issuable upon the exercise of outstanding warrants.  Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.  Unless otherwise indicated, the address of each stockholder listed in the table is c/o China Electric Motor, Inc., Sunna Motor Industry Park, Jian’an, Fuyong Hi-Tech Park, Baoan District, Shenzhen, Guangdong, China

Name and Address of Beneficial Owner	Title	Shares of Common Stock Beneficially Owned		Percent of Class Beneficially Owned

Directors and Executive Officers
Yue Wang	Chief Executive Officer	-		-

Haixia Zhang	Chief Financial Officer and Corporate Secretary	-		-

Xiaobo Zhang	Chief Administrative Officer	-		-

Hongyang Chen	Executive Vice President	-		-

Fugui Wang	Director	-		-

Guoqiang Zhang	Director	-		-

Liang Tang	Director	-		-

Shuiping Wang	Director	-		-

Heung Sang Fong	Director	-		-

Officers and Directors as a Group (total of 9 persons)		-		-

5% Owners

Excel Profit Global Group Limited (1)		9,226,679		44.5%

Richard Rappaport 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067		1,268,257	(2)	6.1%

(1)
To Chau Sum, who is the 100% owner of Excel Profit Global Group Limited, may be deemed the indirect beneficial owner of these securities since he has sole voting and investment control over the securities.

(2)
Includes 316,619 shares of Common Stock owned by Mr. Rappaport.  Also includes 89,049 shares of Common Stock held by each of the Amanda Rappaport Trust and the Kailey Rappaport Trust (together, the “Rappaport Trusts”) as well as 773,540 shares of Common Stock held by WestPark Capital Financial Services LLC.  All warrants are currently exercisable.  Mr. Rappaport, as Trustee of each of the Rappaport Trusts and Chief Executive Officer (“CEO”) and Chairman of WestPark Capital Financial Services, LLC, may be deemed the indirect beneficial owner of these securities since he has sole voting and investment control over the securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Attainment Holdings Limited

Attainment Holdings Limited, Luck Loyal International Investment Limited and Shenzhen YuePengCheng Motor Company Limited, are either directly or indirectly wholly-owned subsidiaries of China Electric Motor, Inc. and each of which has interlocking executive and director positions with us and with each other.

Share Exchange

On May 6, 2009, we completed the Share Exchange with Attainment Holdings and Excel Profit Global Group Limited, the former sole shareholder of Attainment Holdings (“Excel Profit”).  At the closing, Attainment Holdings became a wholly-owned subsidiary of the Company and 100% of the issued and outstanding securities of Attainment Holdings were exchanged for securities of our company.  An aggregate of 10,679,260 shares of common stock were issued to Excel Profit, the sole shareholder of Attainment Holdings, and certain designees.  The sole shareholder of Excel Profit, To Chau Sum, is a director of Attainment Holdings, Luck Loyal and Shenzhen Yuepengcheng.  As of the close of the Share Exchange and the initial closing of the Private Placement (described below), Excel Profit owned approximately 74.7% of the issued and outstanding stock of the Company.   Prior to the closing of the Share Exchange and the closing of the Private Placement, the stockholders of the Company agreed to the cancellation of an aggregate of 3,260,659 shares and 3,985,768 warrants to purchase shares of common stock held by them such that there were 12,351,449 shares of common stock and warrants to purchase 626,984 shares of common stock owned by them immediately after the Share Exchange and initial closing of the Private Placement.  The Board resigned in full and appointed Fugui Wang, Jianrong Li, Guoqiang Zhang, Liang Tang and Shuiping Wang to the board of directors of our company, with Fugui Wang serving as Chairman.  The Board also appointed Yue Wang as our Chief Executive Officer, Haixia Zhang as our Chief Financial Officer and Corporate Secretary, Xiaobo Zhang as our Chief Administrative Officer, and Hongyang Chen as our Executive Vice President.  Most of these executives and directors were executives and/or directors of Attainment Holdings and/or its subsidiaries.  We paid an aggregate of $600,000 in connection with the Share Exchange, consisting of $350,000 to WestPark Capital, the placement agent in the private placement described below, and $250,000 to Keen Dragon Group Limited, a company unaffiliated with the Company, Attainment Holdings or WestPark Capital.  The $250,000 paid to Keen Dragon, a company affiliated with Chen Dong, was in connection with Keen Dragon’s services as an advisor to the Company, including assisting in preparations for the share exchange and the Company’s listing of securities in the United States.  We also paid WestPark Capital a success fee of $140,000 for the Share Exchange and an $80,000 due diligence fee.

Private Placement and Underwriting Services

Richard Rappaport, one of our controlling stockholders prior to the Share Exchange, indirectly holds a 100% interest in WestPark Capital, Inc., the placement agent for the equity financing, of approximately $4.3 million conducted by us in connection with the Share Exchange.  Anthony C. Pintsopoulos, an officer, director and significant stockholder of ours prior to the Share Exchange, is the Chief Financial Officer of WestPark Capital, Inc.  Kevin DePrimio and Jason Stern, each employees of WestPark Capital, Inc., are also our stockholders.  Richard Rappaport is the sole owner of the membership interests of WestPark Capital Financial Services, LLC.  Each of Messrs. Rappaport and Pintsopoulos resigned from all of their executive and director positions with us upon the closing of the Share Exchange.  We paid WestPark Capital, Inc., the placement agent for the Private Placement, a commission equal to 8.5% of the gross proceeds from the Private Placement, for an aggregate fee of approximately $362,000.

In addition, WestPark acted as a co-underwriter, along with Roth Capital Partners, LLC, in our public offering that we closed in February 2010.  We sold a total of 5,000,000 shares of common stock in the public offering at $4.50 per share, for gross proceeds of approximately $22.5 million.  Compensation for the underwriters’ services included discounts and commissions of $1,462,500, a $281,250 non-accountable expense allowance, roadshow expenses of approximately of $10,000, and legal counsel fees (excluding blue sky fees) of $40,000.  WestPark received a five-year warrant to purchase 25,000 shares of our common stock at an exercise price of $5.625 per share.

On February 24, 2009, the underwriters exercised their over-allotment option in full for the offer and sale of 750,000 additional shares of common stock at $4.50, for gross proceeds of approximately $3.4 million.  Discounts and commissions to the underwriters totaled $219,375.

Li Conversion

Jianrong Li, a former director of the Company and the current President of Attainment Holdings and Luck Loyal and President and director of Shenzhen YPC, converted approximately $1.3 million owed to her by Attainment Holdings into 284,843 shares of the Company’s common stock upon the closing of the public offering at a conversion price of $4.50 per share, the per share price of the shares sold in this public offering.

Policy for Approval of Related Party Transactions

In November 2009, we established an Audit Committee and adopted an Audit Committee Charter.  The Charter contains our policy for approval of related party transactions.  Our policy is to have our Audit Committee review and pre-approve any related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest, trading in our securities, or adherence to standards of business conduct as required by our policies.

We believe that the related party transactions disclosed above are at fair market value and are on terms comparable to those that would have been reached in arm’s-length negotiations had the parties been unaffiliated at the time of the negotiations.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Kempisty & Company Certified Public Accountants PC for the audits of the Company’s annual financial statements and interim reviews of the Company’s quarterly financial statements for the years ended December 31, 2009 and December 31, 2008, and fees billed for other services rendered by Kempisty & Company Certified Public Accountants PC during those periods.

	Year ended December 31,
	2009	2008

Audit Fees(1)	$117,750	$144,810
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$117,750	$144,810

(1) These are fees for professional services performed by Kempisty & Company Certified Public Accountants PC for the audit of our annual financial statements, review of our quarterly reports, and review of our Registration Statement on Form S-1.

Pre-Approval Policy

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm for such services. The audit committee pre-approves (i) auditing services (including those performed for purposes of providing comfort letters and statutory audits) and (ii) non-auditing services that exceed a de minimis standard established by the committee, which are rendered to the Company by its outside auditors (including fees).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.  Financial Statements: See “Index to Consolidated Financial Statements” on page F-1 of this annual report on Form 10-K.

2.   Financial Statement Schedule: See Notes to the Consolidated Financial Statements in Part II, Item 8 of this annual report on Form 10-K.

3.   Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Huizhou, People’s Republic of China, on March 30, 2010.

China Electric Motor, Inc.
(Registrant)

Dated: March 30, 2010	/s/ Yue Wang
By: Yue Wang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Yue Wang	Chief Executive Officer	March 30, 2010
Yue Wang
Chief Financial Officer and Corporate
/s/ Haixia Zhang	Secretary (Principal Financial and Accounting	March 30, 2010
Haixia Zhang	Officer)

/s/ Fugui Wang	Chairman of the Board	March 30, 2010
Fugui Wang

/s/ Guoqiang Zhang	Director	March 30, 2010
Guoqiang Zhang

/s/ Liang Tang	Director	March 30, 2010
Liang Tang

/s/ Shuiping Wang	Director	March 30, 2010
Shuiping Wang

/s/ Heung Sang Fong	Director	March 30, 2010
Heung Sang Fong

EXHIBIT INDEX

Exhibit No.	Description

2.1
Share Exchange Agreement, dated as of March 3, 2009, by and among the Registrant, Attainment Holdings Limited, Attainment Holdings’ sole shareholder Excel Profit Global Group Limited, and with respect to certain portions of the agreement, certain designees (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2009).

2.1(a)
Amendment No. 1 to Share Exchange Agreement, dated as of May 6, 2009, by and among the Registrant, Attainment Holdings Limited, Attainment Holdings’ sole shareholder Excel Profit Global Group Limited, and with respect to certain portions of the agreement, certain designees (incorporated by reference from Exhibit 2.1(a) to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2009).

3.1
Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form 10-SB (File No. 000-53017) filed with the Securities and Exchange Commission on January 16, 2008).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form 10-SB (File No. 000-53017) filed with the Securities and Exchange Commission on January 16, 2008).

3.3
Articles of Merger effecting name change filed with the Office of Secretary of State of Delaware on May 6, 2009 (incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2009).

3.4
Certificate of Amendment to the Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2010).

4.1
Specimen Certificate of Common Stock (incorporated by reference from Exhibit 4.3 to the Registration Statement on Form S-1/A (File No. 333-162459) filed with the Securities and Exchange Commission on January 11, 2010).

4.2
Form of Warrant dated October 11, 2007 (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form 10-SB (File No. 000-53017) filed with the Securities and Exchange Commission on January 16, 2008).

4.3
Form of Underwriters’ Warrant dated February 3, 2010 (incorporated by reference from Exhibit 4.3 to the Registration Statement on Form S-1/A (File No. 333-162459) filed with the Securities and Exchange Commission on January 20, 2010).

10.1
Registration Rights Agreement dated May 6, 2009 entered into by and between the Registrant and Stockholders (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2009).

10.2
Share and Warrant Cancellation Agreement dated May 6, 2009 entered into by and between the Registrant and Shareholders (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2009).

10.3
Form of 2010 Employment Agreement dated January 2010 entered into with executive officers indicated in Schedule A attached to the Form of Agreement (translated to English) (incorporated by reference from Exhibit 10.3 to the Registration Statement on Form S-1/A (File No. 333-162459) filed with the Securities and Exchange Commission on January 11, 2010).

10.4
Shenzhen Real Estate Lease Agreement dated as of October 9, 2009 by and between Shenzhen Jianhuilong Industry Co., Ltd. and Shenzhen YuePengCheng Motor Co., Ltd. (translated to English). (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 23, 2009).

10.5
Promissory Note dated May 6, 2009 by and between Excel Profit Global Group Limited and Chen Dong (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2009).

Exhibit No.	Description

10.6
Note Assumption Agreement by and among Excel Profit Global Group Limited, China Electric Holdings, Inc. and Chen Dong (incorporated by reference from Exhibit 10.6 to the Registration Statement on Form S-1/A (File No. 333-162459) filed with the Securities and Exchange Commission on December 4, 2009).

10.7
Form of Subscription Agreement between investors and the Registrant (incorporated by reference from Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-162459) filed with the Securities and Exchange Commission on October 14, 2009).

10.8
Form of Amendment to Subscription Agreement between investors and the Registrant (incorporated by reference from Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-162459) filed with the Securities and Exchange Commission on October 14, 2009).

10.9
Form of Common Stock Purchase Agreement dated October 11, 2007 (incorporated by reference from Exhibit 10.1 to the Registration Statement on Form 10-SB (File No. 000-53017) filed with the Securities and Exchange Commission on January 16, 2008).

10.10
Form of Warrant Purchase Agreement dated October 11, 2007 (incorporated by reference from Exhibit 10.2 to the Registration Statement on Form 10-SB (File No. 000-53017) filed with the Securities and Exchange Commission on January 16, 2008).

10.11
Form of Amended Lock-Up Agreement between investors, the Registrant and the Underwriters (incorporated by reference from Exhibit 10.11 to the Registration Statement on Form S-1/A (File No. 333-162459) filed with the Securities and Exchange Commission on January 19, 2010).

10.12
Form of Lock-Up Agreement between Existing Securityholders and the Registrant (incorporated by reference from Exhibit 10.12 to the Registration Statement on Form S-1/A (File No. 333-162459) filed with the Securities and Exchange Commission on January 19, 2010).

10.13
Agreement to Convert Debt into Equity dated February 2, 2010, by and between the Company and Jianrong Li (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K  filed with the Securities and Exchange Commission on February 8, 2010).

16.1
Letter from Kempisty & Company Certified Public Accounts to the Securities and Exchange Commission dated February 11, 2010 (incorporated by reference from Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2010).

16.2
Letter from AJ. Robbins, PC to the Securities and Exchange Commission dated May 11, 2009 (incorporated by reference from Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2009).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2009).

23.1	Consent of Kempisty & Company Certified Public Accountants PC.

CHINA ELECTRIC MOTOR, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

INDEX TO FINANCIAL STATEMENTS

PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2 – F-5

CONSOLIDATED BALANCE SHEETS	F-6

CONSOLIDATED STATEMENTS OF OPERATIONS	F-7

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME	F-8

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-10– F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China Electric Motor, Inc. and Subsidiaries
Shenzhen, China

We have audited the accompanying consolidated balance sheet of China Electric Motor, Inc. and Subsidiaries (“the Company”) as of December 31, 2009 and the related consolidated statements of income, change in stockholders’ equity, comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Electric Motor, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

March 30, 2010

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Electric Motor, Inc.

We have audited the accompanying consolidated balance sheets of China Electric Motor, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 2008. These financial statements are the responsibility of the company management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Electric Motor, Inc. at December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2008 in conformity with accounting principles generally accepted in the in the United States of America.

/s/ Kempisty & Company CPAs, PC
Kempisty & Company
Certified Public Accountants PC
New York, New York
August 20, 2009 (except for Note 1, October 9, 2009)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China Electric Motor, Inc. and Subsidiaries
Shenzhen, China

We have audited the condensed Parent Only balance sheet of China Electric Motor, Inc. and Subsidiaries (“the Company”) (the “Company”) as of December 31, 2009 and the related condensed Parent Only statements of income and cash flows for the year then ended included in Footnote 18 to the Consolidated Financial Statements of China Electric Motor, Inc. These Parent Only condensed financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the condensed Parent Only financial statements referred to above present fairly, in all material respects, the financial position of China Electric Motor, Inc. and Subsidiaries at December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the in the United States of America.

/s/MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas
March 30, 2010

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Electric Motor, Inc.

We have audited the condensed Parent Only balance sheet of China Electric Motor, Inc. as of December 31, 2008 and 2007 and the related condensed Parent Only statements of operations and cash flows for the year ended December 31, 2008 and the period October 11, 2007 (inception) to December 31, 2007 included in Footnote 21 to the Consolidated Financial Statements of China Electric Motor, Inc. These Parent Only condensed financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the condensed Parent Only financial statements referred to above present fairly, in all material respects, the financial position of China Electric Motor, Inc. at December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December 31, 2008 and the period October 11, 2007 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the in the United States of America.

/s/ Kempisty & Company CPAs, PC
Kempisty & Company
Certified Public Accountants PC
New York, New York
August 20, 2009 (except for Note 1, October 9, 2009)

CHINA ELECTRIC MOTOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars)

	December 31,	December 31,
	2009	2008

Assets
Current Assets
Cash and cash equivalents	$10,633,518	$2,655,808
Accounts receivable, net	8,526,451	5,239,785
Inventories, net	7,194,656	7,293,544
Prepaid expenses and other receivable	-	15,103
Total current assets	26,354,625	15,204,240
Property and equipment, net	7,936,284	2,770,782
Total Assets	$34,290,909	$17,975,022

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$2,217,702	$2,309,026
Accrued liabilities and other payable	463,185	240,130
Various taxes payable	28,962	39,972
Wages payable	465,119	295,367
Corporate tax payable	878,305	469,435
Due to related party	1,581,376	1,339,337
Due to affiliated companies	334,977	-
Total current liabilities	5,969,626	4,693,267
Total Liabilities	5,969,626	4,693,267

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 14,083,030 and 10,679,260 shares issued and outstanding at December 31, 2009 and 2008, respectively.	1,408	1,068
Additional paid-in capital	3,899,125	158,271
Accumulated other comprehensive income	889,668	1,089,032
Statutory surplus reserve fund	1,177,075	1,177,075
Retained earnings (unrestricted)	22,354,007	10,856,309
Total Shareholders' Equity	28,321,283	13,281,755
Total Shareholders' Liabilities & Equity	$34,290,909	$17,975,022

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ELECTRIC MOTOR, INC. AND SUBSIDIARIES
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In U.S. Dollars)

	For Years Ended	For Years Ended	For Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Revenue	$85,379,374	$53,072,547	$27,855,159
Other Sales	-	-	379,911
Cost of Goods Sold	(61,042,596)	(38,285,648)	(20,617,408)
Gross Profit	24,336,778	14,786,899	7,617,622
Selling Expenses	4,237,346	2,719,775	1,351,897

General and administrative
Merger cost	820,000	-	-
Research and development	1,649,504	1,032,722	445,841
Depreciation	20,910	22,636	21,172
Others general and administrative	2,873,658	1,171,908	808,733
Total general and administrative	5,364,072	2,227,266	1,275,746
Total operating expenses	9,601,418	4,947,041	2,627,643
Income from operations	14,735,360	9,839,858	4,990,019

Other income (expenses)
Interest income	16,087	15,036	9,673
Imputed interest	-	(50,126)	(43,962)
Sundry income (expenses), net	8,318	8,845	58,364
Total other income (expenses)	24,405	(26,245)	24,075

Income before income taxes	14,759,765	9,813,613	5,014,094
Income taxes	(3,262,067)	(1,797,721)	(383,308)
Net income	$11,497,698	$8,015,892	$4,630,786

Basic earnings per share	$0.93	$0.75	$0.43

Weighted-average shares outstanding, Basic	12,356,530	10,679,260	10,679,260

Diluted earnings per share	$0.89	$0.75	$0.43

Weighted-average shares outstanding, Diluted	12,988,805	10,679,260	10,679,260

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ELECTRIC MOTOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007

(In U.S. Dollars)

				Accumulated
			Additional	Other	Statutory	Retained	Total
	Common Shares		Paid-in	Comprehensive	Reserve	Earnings	Stockholders'	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Fund	(Unrestricted)	Equity	Income
Balance at December 31, 2006	10,679,260	$1,068	$64,183	$106,135	$506,424	$2,256,582	$2,934,392
Imputed interest allocated	-	-	43,962	-	-	-	43,962
Allocation of retained earnings to statutory reserve fund	-	-	-	-	670,651	(670,651)	-
Dividend declared	-	-	-	-	-	(1,287,700)	(1,287,700)
Foreign currency translation adjustment	-	-	-	401,466	-	-	401,466	401,466
Net income for the year	-	-	-	-	-	4,630,786	4,630,786	4,630,786
Comprehensive income	-	-	-	-	-	-	-	$5,032,252
Balance at December 31, 2007	10,679,260	1,068	108,145	507,601	1,177,075	4,929,017	6,722,906	-
Imputed interest allocated	-	-	50,126	-	-	-	50,126
Dividend declared	-	-	-	-	-	(2,088,600)	(2,088,600)
Foreign currency translation adjustment	-	-	-	581,431	-	-	581,431	581,431
Net income for the year	-	-	-	-	-	8,015,892	8,015,892	8,015,892
Comprehensive income	-	-	-	-	-	-	-	$8,597,323
Balance at December 31, 2008	10,679,260	$1,068	$158,271	$1,089,032	$1,177,075	$10,856,309	$13,281,755
Reverse merger adjustment	1,352,003	135	(135)	-	-	-	-
Sale of common shares	2,051,767	205	3,740,989	-	-	-	3,741,194
Foreign currency translation adjustment	-	-	-	(199,364)	-	-	(199,364)	(199,364)
Net income	-	-	-	-	-	11,497,698	11,497,698	11,497,698
Comprehensive income	-	-	-	-	-	-	-	$11,298,334
Balance at December 31, 2009	14,083,030	$1,408	$3,899,125	$889,668	$1,177,075	22,354,007	$28,321,283

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ELECTRIC MOTOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Decrease) Increase in Cash

(In U.S. Dollars)

	For Years Ended	For Years Ended	For Years Ended
	December 31	December 31	December 31
	2009	2008	2007

Cash Flows From Operating Activities
Net Income (loss)	$11,497,698	$8,015,892	$4,630,786
Adjustments to reconcile net income to net cash
provided by operating activities:
Bad debt recovery	(3,248)	-	(60,250)
Imputed interest expense	-	50,126	43,962
Depreciation	678,039	519,014	379,885
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	(3,297,186)	(2,594,662)	(420,353)
Inventories, net	79,724	(3,355,276)	(2,412,558)
Prepaid expenses and other receivables	15,064	73,661	(5,709)
Increase (decrease) in:
Accounts payable	(85,257)	692,371	413,956
Accrued liabilities and other payable	223,692	-	-
Various taxes payable	(10,905)	(9,195)	(4,875)
Wages payable	170,528	119,971	69,063
Corporate tax payable	410,104	350,403	58,621
Net cash provided by (used in) operating activities	9,678,253	3,862,305	2,692,528

Cash Flows From Investing Activities
Purchases of property and equipment	(5,849,388)	(754,160)	(546,963)
Net cash used in investing activities	(5,849,388)	(754,160)	(546,963)

Cash Flows From Financing Activities
Net proceeds from/(Repayments to) short-term loan	-	164,520	(164,520)
Net proceeds from issuance of shares	3,741,194	-	-
Dividends paid	-	(2,088,600)	(1,287,700)
Increase (decrease) in due to related parties	577,016	(199,865)	(919,460)
Net cash provided by (used in) financing activities	4,318,210	(2,452,985)	(2,042,640)

Effect of exchange rate changes on cash	(169,365)	411,870	313,322
Net increase (decrease) in cash and cash equivalents	7,977,710	1,067,030	416,247

Cash and cash equivalents, beginning of period	2,655,808	1,588,778	1,172,531

Cash and cash equivalents, end of period	$10,633,518	$2,655,808	$1,588,778

Supplemental disclosure information:
Income taxes paid	$2,845,066	$1,797,721	$383,308
Interest expense paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ELECTRIC MOTOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

In November 2007, the Director caused Luck Loyal to enter into an ownership transfer agreement with Qiling. Pursuant to the agreement, Qiling transferred its 25% interest in YuePengCheng to Luck Loyal at a price of Chinese Renminbi (“RMB”) 2.5 million. In September 2008, in order to implement a capital restructuring program, the Director had Luck Loyal acquire the remaining 75% ownership of YuePengCheng from YuePengDa under an ownership transfer agreement. Pursuant to the agreement, Luck Loyal paid YuePengDa RMB 7.5 million for the ownership transfer.  Thereafter, Luck Loyal became the sole owner of YuePengCheng.  Since these transactions were affected by parties under common control, the Company accounted for them as similar to a pooling of interest transaction, with a retroactive reduction in additional paid-in capital for the payments to the former owner, and the recording of a corresponding liability.

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

In relation to the Share Exchange transactions, the Company incurred merger costs of $820,000, which consist shell company acquisition costs of $600,000, a success fee of $140,000 and a due diligence fee of $80,000.

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

On October 8, 2009, the Company’s Board of Directors authorized a 1-for-1.5384615 reverse stock split of the Company's outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split was effected on January 22, 2010. References to shares in the consolidated financial statements and the accompanying notes, including, but not limited to, the number of shares and per share amounts, have been adjusted to reflect the Reverse Stock Split on a retroactive basis.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Preparation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting year. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

d.	Fair Values of Financial Instruments

US GAAP requires certain disclosures about fair value of financial instruments. The Company defines fair value, using the required three-level valuation hierarchy for disclosures of fair value measurement, the enhanced disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follows:

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

Research and development costs are expensed to operations as incurred. The Company spent $1,649,504, $1,032,722 and $445,841 in the years ended December 31, 2009, 2008 and 2007, respectively on direct research and development efforts.

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

The Company follows the requirements of US GAAP in Accounting for Uncertainty in Income Taxes which requires a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file to file a return in a particular jurisdiction).

n.	Advertising Costs

The Company expenses advertising costs as incurred.  The Company incurred $512,373, $388,482 and $153,673 in the years ended December 31, 2009, 2008 and 2007, respectively on advertising expenses.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Year Ended December 31, 2009	6.83527	6.82082
Year Ended December 31, 2008	6.81731	6.93722
Year Ended December 31, 2007	7.29395	7.59474

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Year Ended December 31, 2009	7.80000	7.80000
Year Ended December 31, 2008	7.74960	7.70153
Year Ended December 31, 2007	7.80214	7.78634

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

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date.  For the Company, this standard was effective beginning April 1, 2009. The adoption did not have an impact on the Company’s consolidated results of operations or financial condition.

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

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company's consolidated results of operations or financial condition.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
	December 31,	December 31,
	2009	2008
Accounts receivable-trade	$8,526,451	$5,243,033
Allowance for doubtful accounts	-	(3,248)
Accounts receivable-trade, net	$8,526,451	$5,239,785

NOTE 4 – INVENTORY

Inventory includes raw materials, work-in-process (“WIP”), and finished goods. Finished goods contain direct material, direct labor and manufacturing overhead and do not contain general and administrative costs.

Inventory consists of the following:
	December 31,	December 31,
	2009	2008
Raw materials	$2,348,911	$2,524,124
Finished goods	2,472,236	2,544,534
Work-in-process	2,373,509	2,224,886
Total	$7,194,656	$7,293,544

NOTE 5 – PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:
	December 31,	December 31,
	2009	2008
Building	$3,707,135	$-
Machinery and equipment	6,477,478	4,314,429
Electronic, office and other equipment	149,693	182,963
Accumulated depreciation	(2,398,022)	(1,726,610)
Property and equipment, net	$7,936,284	$2,770,782

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year ended December 31,
	2009	2008	2007
Cost of goods sold	$657,129	$496,378	$358,713
Operating expenses	20,910	22,636	21,172
Total	$678,039	$519,014	$379,885

NOTE 6 – RELATED PARTY TRANSACTIONS

Due to director

Due to director consists of the following:
	December 31,	December 31,
	2009	2008
Due to director - Li, Jianrong: Luck Loyal loans	1,581,376	1,339,337
Total	$1,581,376	$1,339,337

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

On February 2, 2010, Ms. Li, Jianrong entered into an agreement to convert the debt outstanding into corresponding equity of China Electric Motor, Inc. at the time of China Electric Motor, Inc.’s anticipated public offering of its common stock based on the per share offering price.

We evaluated the conversion agreement for potential embedded derivatives under ASC 815 and determined that that the conversion feature did not meet the embedded derivative criteria. Therefore, no fair value has been recorded for this item.

The other amounts that are due to Ms. Li, Jianrong consist of unsecured loans for working capital with no fixed repayment date.

Due to affiliated company

Due to affiliated company consists of the following:
	December 31,	December 31,
	2009	2008
Due to affiliated company, Excel Profit	334,977	-
Total	$334,977	$-

In connection with the initial closing of the Private Placement on May 6, 2009, a shareholder (Excel Profit) of the Company issued a promissory note in the principal amount of $335,000 bearing no interest to Chen Dong (the “Note”).  The Company assumed the obligations of the Note since the note proceeds were received by Luck Loyal but not transferred to the shareholder as of year end.  The principal was originally due and payable on or before the earlier of (a) nine months from the date of issuance of the Note or (b) upon the receipt by the Company after the date of the Note of at least $1 million in additional proceeds in the Private Placement. The Company repaid the note in full in February 2010.

NOTE 7 – STATUTORY RESERVES

As stipulated by the relevant laws and regulations for enterprises operating in PRC, the Company is required to make annual appropriations to a statutory surplus reserve fund. Specifically, the Company is required to allocate 10% of its profits after taxes, as determined in accordance with the PRC accounting standards applicable to the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Company. The Company reserved $1,177.075 for the years ended December 31, 2009 and 2008,

NOTE 8 – INCOME TAX AND VARIOUS TAXES

Income Tax

Luck Loyal is a holding company registered in Hong Kong and has no operating profit for tax liabilities.

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

	Years ended December 31
Current income tax expense:	2009	2008	2007
PRC Enterprises Income Tax	$3,262,067	$1,797,721	$383,308
U.S. Federal Tax	$-	$-	$-

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Tax Year
	2009	2008	2007
U.S. statutory rate	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%	-34.0%
PRC preferential enterprise income tax rate	25.0%	25.0%	15.0%

Tax holiday and relief granted to the Subsidiary	-2.9%	-6.7%	-7.4%
Provision for income tax	22.1%	18.3%	7.6%

Effective January 1, 2008, the new "Law of the People's Republic of China on Enterprise Income Tax" was implemented. The new law requires that:

(i)	For all resident enterprises, domestic or foreign, the Enterprise Income Tax rate is unified 25%.
(ii)	Enterprises that are categorized as the "High Tech Enterprise" will have a reduced tax rate of 15%.
(iii)
From January 1, 2008 onwards, enterprises that enjoyed a preferential tax rate before, will need to adopt the new law within the next five years. Specifically; enterprises with a current preferential tax rate of 15% for 2007, the tax rate will be 18%, 20%, 22%, 24%, and 25% for the years ended December 31 2008, 2009, 2010, 2011, and 2012, respectively.

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings may not be finalized.  It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities. There were no significant temporary differences.

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes on January 1, 2007. The provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the standard “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of Accounting for Uncertainty in Income Taxes also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Various Taxes

The Company is subject to pay various taxes such as Value added tax (VAT), City development tax, and Education tax to the local government tax authorities. The Value added tax (VAT) collected on sales is netted against taxes paid for purchases of cost of goods sold to determine the amounts payable and refundable. The city development tax and education tax are expensed as general and administrative expense.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company leased its factory premises and staff quarters for approximately $300,000 per year. This lease was terminated effective September 30, 2009, after the Company purchased this factory building. The lease agreement was terminated without penalties.

The Company signed a new lease agreement for the remaining buildings from the lesser for approximately $176,000 per year.

A schedule by year of future minimum lease payments under the operating leases as of December 31, 2009 is as follows:

	Payments due by Period (in $)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations	$167,531	$167,531	$	$-	$-

Rent expense totaled $272,041, $301,729 and $275,607 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Lack of insurance risk

The Company could be exposed to liabilities or other claims for which the Company would have no insurance protection. The Company does not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy except for property insurance policies with limited coverage. For example, because the Company does not carry products liability insurance, a failure of any of the products marketed by the Company may subject it to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of its products. The Company cannot assure that it will have enough funds to defend or pay for liabilities arising out of a products liability claim. To the extent the Company incurs any product liability or other litigation losses, its expenses could materially increase substantially. There can be no assurance that the Company will have sufficient funds to pay for such expenses, which could end its operations. There can be no guarantee that the Company will be able to obtain additional insurance coverage in the future, and even if it can obtain additional coverage, the Company may not carry sufficient insurance coverage to satisfy potential claims. All investors of the Company could lose their entire investment should uninsured losses occur.

Exchange risk

The Company cannot guarantee the Renminbi, US dollar exchange rate will remain steady, therefore, the Company could post the same profit for two comparable periods and post higher or lower profit depending on exchange rate of Renminbi and US dollars. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC currently allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations relating to ownership of a Chinese corporation are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

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

For the years ended December 31, 2009, three customers accounted for 9.4%, 9.3% and 9.1% of total sales, respectively. At December 31, 2009, these three customers accounted for 14.2%, 6.5% and 8.4% of accounts receivable, respectively.

For the year ended December 31, 2008, three customers accounted for 11%, 10% and 10% of total sales, respectively. At December 31, 2008, these three customers accounted for 11%, 9%, and 10% of accounts receivable, respectively.

For the year ended December 31, 2007, seven customers accounted for at least 5% with one of seven customers accounted for at least 10% of total sales.  These seven customers accounted for a total of approximately 54% of total sales for the year ended December 31, 2007.

Supply Risk

The suppliers for the Company's key raw materials are located in China.  For the year ended December 31, 2009, three suppliers accounted for 13%, 10.4% and 10.3% of the Company's total purchases, respectively.  At December 31, 2009, three suppliers accounted for 17.6%, 21.6% and 0% of accounts payable, respectively.

For the year ended December 31, 2008, one supplier accounted for 21.7% of the Company's total purchases.  At December 31, 2008, this supplier accounted for 10% of accounts payable.

For the year ended December 31, 2007, one supplier accounted for17% of the Company's total purchases.  At December 31, 2007, this supplier accounted for 11% of accounts payable.

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

The geographic information for revenue is as follows:

	Year ended December 31
	2009		2008		2007
China Mainland	$50,727,990	59.4%	$30,062,110	56.6%	$14,265,456	51.2%
Korea	17,239,205	20.2%	13,439,092	25.3%	8,914,769	32%
Hong Kong	17,412,179	20.4%	9,571,345	18.1%	4,674,934	16.8%
Total	$85,379,374		$53,072,547		$27,855,159

The geographic information for accounts receivables which are classified based on the customers is as follows:

	Year ended December 31
	2009	2008	2007
China Mainland	$6,037,505	$3,047,889	$1,261,754
Korea	1,428,311	969,170	833,159
Hong Kong	1,080,635	1,222,726	550,210
Total	$8,526,451	$5,239,785	$2,645,123

NOTE 13 – COMMON STOCK

In January 31, 2008, the Company declared dividends of $2,088,600.  The dividends were paid in May 2008 to its then current owners.

The Company has 10 million preferred stock authorized with none issued.

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

NOTE 14 – WARRANTS

Warrants remaining from Share Exchange

Prior to the Share Exchange and Private Placement, the shareholders of SRKP 21 held an aggregate of 4,612,662 warrants to purchase shares of the Company’s common stock, and an aggregate of 3,985,768 warrants were cancelled in conjunction with the closing of the Share Exchange.  Immediately after the closing of the Share Exchange and Private Placement, the shareholders held an aggregate of 626,894 warrants with an exercise price of $0.000154.  As at December 31, 2009, the warrants were all vested and had a remaining life of 4.5 years

The summary of the status of the Company’s outstanding warrants and changes as of December 31, 2009 is as follows:

	December 31, 2009
	Number of	Average
	Warrants	Exercise Price
Warrants remaining from Share Exchange	626,894	$0.000154
Exercised	-	$-
Forfeited/canceled	-	$-
December 31, 2009	626,894

NOTE 15 – REGISTRATION PAYMENT ARRANGEMENT

Pursuant to the Registration Rights Agreement (“Agreement”) dated May 6, 2009, by and among the Company, Attainment Holdings and certain of the original stockholders of the Company prior to the Share Exchange who are affiliates of WestPark Capital, Inc. (the “Original Stockholders”), the Company agreed to file a registration statement covering the resale of the shares held by the Original Stockholders (the “Subsequent Registration Statement”) no later than the tenth (10th) day after the end of the six month period immediately following the filing date of the registration statement covering the shares of common stock sold in the Private Placement (the “Required Filing Date”).  The Company agreed to use its reasonable best efforts to cause the Subsequent Registration Statement to become effective within one hundred fifty (150) days after the Required Filing Date or the actual filing date, whichever is earlier, or one hundred eighty (180) days after the Required Filing Date or the actual filing date, whichever is earlier, if the Registration Statement is subject to a full review by the SEC (the “Required Effectiveness Date”).

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

NOTE 16 – RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Year ended December 31,
Numerator	2009	2008	2007
Net income	$11,497,698	$8,015,892	$4,630,786
Denominator:
Weighted-average shares outstanding
for basic earnings per share	12,356,530	10,679,260	10,679,260
Effect of dilutive securities:
Warrants	412,204.00	-	-
Convertible debt	220,071
Weighted-average shares outstanding
for diluted earnings per share	12,988,805	10,679,260	10,679,260
Net income per share:
Basic	$0.93	$0.75	$0.43
Diluted	$0.89	$0.75	$0.43

NOTE 17- QUARTERLY INFORMATION (UNAUDITED)

The table below presents selected (unaudited) results of operations for the quarters indicated.  All amounts are in thousands, except per share amounts.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009	Total
Revenues	$22,086	$22,081	$22,319	$18,893	$85,379
Gross Profit	6,504	6,483	5,996	5,354	24,337
Net Income	2,936	3,418	2,132	3,012	11,498
Net income per share
- Basic	$0.21	$0.26	$0.18	$0.28	$0.93
-Diluted	$0.20	$0.24	$0.17	$0.28	$0.89
Basic weighted average shares outstanding	14,041,237	12,926,571	11,735,842	10,679,260	12,356,530
Diluted weighted average shares outstanding	14,952,974	13,553,465	12,406,466	10,701,414	12,988,805

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008	Total
Revenues	$14,023	$14,163	$13,210	$11,677	$53,073
Gross Profit	3,840	3,958	3,639	3,350	14,787
Net Income	1,979	2,187	2,050	1,800	8,016
Basic and diluted net income per share	0.19	0.20	0.19	0.17	0.75
Basic and diluted weighted average shares outstanding	10,679,260	10,679,260	10,679,260	10,679,260	10,679,260

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007	Total
Revenues	$7,634	$7,738	$6,933	$5,550	$27,855
Gross Profit	2,208	2,094	1,880	1,436	7,618
Net Income	1,381	1,253	1,119	878	4,631
Basic and diluted net income per share	0.13	0.12	0.10	0.08	0.43
Basic and diluted weighted average shares outstanding	10,679,260	10,679,260	10,679,260	10,679,260	10,679,260

NOTE 18 – SUBSEQUENT EVENTS

On January 7, 2010, Jianrong Li informed the Company that she resigned from her director position with the Company effective immediately. The resignation of Jianrong Li was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices, or removal for cause.

On February 3, 2010, the Company completed a public offering consisting of 5,000,000 shares of common stock. Roth Capital Partners, LLC (“Roth”) and WestPark Capital, Inc. (“WestPark,” and together with Roth, the “Underwriters”) acted as co-underwriters in the public offering.  The Company’s shares of common stock were sold to the public at a price of $4.50 per share, for gross proceeds of approximately $22.5 million.  Compensation for the Underwriters’ services included discounts and commissions of $1,462,500, a $281,250 non-accountable expense allowance, roadshow expenses of approximately of $10,000, and legal counsel fees (excluding blue sky fees) of $40,000.  The Underwriters also received warrants to purchase an aggregate of 500,000 shares of common stock at an exercise price of $5.625 per share.  The warrants, which have a term of five years, are not exercisable until at least one-year from the date of issuance.   The warrants also carry registration rights.

On February 24, 2010, the Underwriters exercised their over-allotment option in full for the offer and sale of 750,000 additional shares of common stock at $4.50, for gross proceeds of approximately $3.4 million.  Discounts and commissions to the Underwriters totaled $219,375.

On February 3, 2010, the Company converted $1,281,794 of outstanding debt it owed to Ms. Jianrong Li into 284,843 shares of the Company’s common stock upon the closing of the Company’s public offering, based on a conversion price of $4.50 per share.  As a result of the conversion of debt to equity, the debt is no longer outstanding.

On February 11, 2010, 11 investors with a total number of 626,894 warrants outstanding as of December 31, 2009 elected to exercise the right of purchase of the company common stock at an exercise price of $0.0000154. A total of 626,870 of the company common stocks were issued to the investors.

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

China Electric Motor, Inc.
(Formerly SRKP 21, Inc.)

Condensed Parent Company Balance Sheets
(US Dollars in Thousands)

	December 31,	December 31,	December 31,
	2009	2008	2007

ASSETS

Investment in subsidiaries, at equity in net assets	$28,603	$13,281	$6,723
Total Assets	28,603	13,281	6,723

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued liabilities and other payable	282	-	-
Total Current Liabilities	282	-	-

COMMITMENTS AND CONTINGENCIES	-	-	-

STOCKHOLDERS' EQUITY

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 14,083,030 and 10,679,260 shares issued and outstanding at September 30, 2009 and December 31, 2008,	1	1	1
Additional paid-in capital	3,899	158	108
Accumulated other comprehensive income	890	1,089	508
Statutory surplus reserve fund	1,177	1,177	1,177
Retained earnings (unrestricted)	22,354	10,856	4,929
Total Stockholders' Equity	28,321	13,281	6,723
Total Liabilities & Stockholders' Equity	$28,603	$13,281	$6,723

China Electric Motor, Inc.
(Formerly SRKP 21, Inc.)

Condensed Parent Company Statements of Operations
(US Dollars in Thousands)

			For the period from
			January 3, 2007
	For the year Ended	For the Year Ended	(Inception) to
	December 31, 2009	December 31, 2008	December 31, 2007

Revenue	$-	$-	$-

Merger cost	820	-	-
Other general and administrative	497	-	-
Total Expenses	1,317	-	-

Equity in undistributed income of subsidiaries	12,815	8,016	4,631
Income before income taxes	11,498	8,016	4,631

Provision for income tax	-	-	-

Net income	$11,498	$8,016	$4,631

China Electric Motor, Inc.
(Formerly SRKP 21, Inc.)

Condensed Parent Company Statements of Cash Flows
(US Dollars in Thousands)

	For the Year Ended	For the Year Ended	For the period from January 3, 2007 (Inception) to
	December 31, 2009	December 31, 2008	December 31, 2007

Cash Flows from Operating Activities
Net income	$11,498	$8,016	$4,631
Increase in accrued liability and other payable	282
Equity in undistributed income of subsidiaries	(12,815)	(8,016)	(4,631)
Net Cash Used in Operating Activities	(1,035)	-	-

Cash Flows from Investing Activities
Capital contribution to subsidiaries	(2,706)
Net Cash Used in Investing Activities	(2,706)	-	-

Cash Flows from Financing Activities
Net proceeds of share issuance	3,741	-	-
Net Cash Provided by Investing Activities	3,741	-	-

Net Increase in Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents, beginning of period	-	-	-
Cash and Cash Equivalents, end of period	$-	$-	$-