Form 10-Q
period 2010-03-31
CHINA ELECTRIC MOTOR, INC.
filed 2010-05-17
CIK 1421526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

86-0755-8149 9969
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

The registrant had 20,744,743 shares of common stock, par value $0.0001 per share, outstanding as of May 14, 2010 (taking into account the reverse stock split, as described below).

CHINA ELECTRIC MOTOR, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2010
INDEX

Part I. Financial Information

Item 1. Financial Statements

China Electric Motor, Inc. and Subsidiaries
Consolidated Balance Sheets
(In US Dollars)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$33,361,523	$10,633,518
Accounts receivable, net	9,635,130	8,526,451
Due from director	1,020,416	-
Taxes recoverable	33,083	-
Inventories, net	5,613,509	7,194,656
Total current assets	49,663,661	26,354,625
Property and equipment, net	10,096,923	7,936,284
Total Assets	$59,760,584	$34,290,909

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$1,971,331	$2,217,702
Accrued liabilities and other payable	547,735	463,185
Various taxes payable	-	28,962
Wages payable	415,377	465,119
Corporate tax payable	958,196	878,305
Due to related party	-	1,581,376
Due to affiliated companies	-	334,977
Total current liabilities	3,892,639	5,969,626
Total Liabilities	3,892,639	5,969,626

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued
Common stock, $0.0001 par value, 100,000,000 shares authorized,
20,744,743 and 14,083,030 shares issued and outstanding at
March 31, 2010 and December 31, 2009, respectively.	2,074	1,408
Additional paid-in capital	28,625,293	3,899,125
Accumulated other comprehensive income	746,996	889,668
Statutory surplus reserve fund	1,177,075	1,177,075
Retained earnings (unrestricted)	25,316,507	22,354,007
Total Shareholders' Equity	55,867,945	28,321,283
Total Shareholders' Liabilities & Equity	$59,760,584	$34,290,909
The accompanying notes are an integral part of these consolidated financial statements.

China Electric Motor, Inc. and Subsidiaries
Consolidated Statements of Operations
 (In US Dollars)
(Unaudited)

	For Three Months Ended
	March 31,
	2010	2009

Revenue	$21,511,319	$18,893,146
Other Sales		-
Cost of Goods Sold	(15,299,520)	(13,539,505)
Gross Profit	6,211,799	5,353,641

Selling Expenses	937,116	883,870

Other Operating Expenses
Research and development	388,291	368,580
Depreciation	4,638	5,421
Loss on disposal of assets	65,006	-
Other general and administrative	907,225	315,384
Total operating expenses	2,302,276	1,573,255
Income from operations	3,909,523	3,780,386

Other income (expenses)
Interest income	13,597	6,037
Imputed interest	-	(16,971)
Total other income (expenses)	13,597	(10,934)

Income (loss) before income taxes	3,923,120	3,769,452
Income taxes	(960,620)	(757,309)
Net income	$2,962,500	$3,012,143

Basic earnings per share	$0.16	$0.27
Weighed-average shares outstanding, Basic	17,977,374	11,069,260

Diluted earnings per share	$0.16	$0.27

Weighed-average shares outstanding, Diluted	18,046,653	11,069,260

The accompanying notes are an integral part of these consolidated financial statements.

China Electric Motor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In US Dollars)
(Unaudited)

	For Three Months Ended
	March 31,
	2010	2009

Cash Flows From Operating Activities

Net Income (loss)	$2,962,500	$3,012,143
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss on disposal of assets	65,006	-
Imputed interest expense	-	16,971
Depreciation	203,294	148,826
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	(1,108,679)	(2,089,282)
Inventories, net	1,581,147	(157,024)
Taxes recoverable	(33,083)
Prepaid expenses and other receivables	-	13,283
Increase (decrease) in:
Accounts payable	(246,370)	619,737
Accrued liabilities and other payable	84,550	-
Various taxes payable	(28,962)	(113,189)
Wages payable	(49,742)	71,476
Corporate tax payable	79,891	287,874
Net cash provided by (used in) operating activities	3,509,552	1,810,815

Cash Flows From Investing Activities
Purchases of property and equipment	(2,703,203)	(62,120)
Proceeds from disposal of fixed assets	274,264	-
Additional payment to related parties	(1,654,976)	(121,897)
Net cash used in investing activities	(4,083,915)	(184,017)

Cash Flows From Financing Activities
Net proceeds from issuance of shares	23,445,040	-
Net cash provided by (used in) financing activities	23,445,040	-

Effect of exchange rate changes on cash	(142,672)	66,826
Net increase (decrease) in cash and cash equivalents	22,728,005	1,693,624

Cash and cash equivalents, beginning of period	10,633,518	2,655,808

Cash and cash equivalents, end of period	$33,361,523	$4,349,432

Supplemental disclosure information:
Interest expense paid	$-	$-
Income taxes paid	$880,406	$1,226,684

The accompanying notes are an integral part of these consolidated financial statements.

China Electric Motor, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the Three Months Ended March 31, 2010
(In US Dollars)
(Unaudited)

				Accumulated
			Additional	Other	Statutory	Retained	Total
	Common Shares		Paid-in	Comprehensive	Reserve	Earnings	Stockholders'	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Fund	(Unrestricted)	Equity	Income
	14,083,030	$1,408	$3,899,125	$889,668	$1,177,075	$22,354,007	$28,321,283
Sale of common shares	5,750,000	575	23,444,465	-	-	-	23,445,040
Exercise of warrants	626,870	63	(63)	-	-	-	-
Conversion of debts to director	284,843	28	1,281,766				1,281,794
Foreign currency translation adjustment	-	-	-	(142,672)	-	-	(142,672)	(142,672)
Net income	-	-	-	-	-	2,962,500	2,962,500	2,962,500
Comprehensive income	-	-	-	-	-	-	-	$2,819,828
	20,744,743	$2,074	$28,625,293	$746,996	$1,177,075	25,316,507	$55,867,945

The accompanying notes are an integral part of these consolidated financial statements.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2010 and 2009 are unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2010.

China Electric Motor, Inc. (“China Electric”, formerly SRKP 21, Inc.) was incorporated in the State of Delaware on October 11, 2007 and, through its wholly-owned subsidiary in the People’s Republic of China (“PRC”), is engaged in the production, marketing, sales and research and development of specialized micro-motor products for the domestic and international market. Our products, which are incorporated into household appliances, vehicles and other consumer devices, are sold under our “Sunna” brand name.

China Electric and its subsidiaries – Attainment, Luck Loyal and YuePengCheng shall be collectively referred throughout as the “Company.”

In connection with our public offering on February 3, 2010, Jianrong Li, a former director of the Company and the current President of Attainment and Luck Loyal and President and director of YuePengCheng, converted approximately $1.3 million of debt owed to Ms. Li into shares of the Company’s common stock.  The shares were issued at a conversion price equal to the per share price of the shares of common stock sold in the Company’s public offering, which was $4.50 per share.  The Company issued a total of 284,843 shares of common stock to Ms. Li pursuant to the conversion.  As a result of the conversion of the debt into equity, the debt is no longer outstanding.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Use of Estimates

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
b.	Advertising Costs

The Company expenses advertising costs as incurred.  The Company incurred $ and $ on advertising expenses for the three months ended March 31, 2010 and 2009, respectively.

c.	Foreign Currency Translation

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Three Months Ended March 31, 2010	6.81612	6.81896
Three Months Ended March 31, 2009	6.82560	6.82547

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Three Months Ended March 31, 2010	7.80000	7.80000
Three Months Ended March 31, 2009	7.74999	7.75374

NOTE 3 – INVENTORY

Inventory includes raw materials, work-in-process (“WIP”), and finished goods. Finished goods contain direct material, direct labor and manufacturing overhead and do not contain general and administrative costs.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2010 and 2009 are unaudited)

Inventory consists of the following:

	March 31,	December 31,
	2010	2009
Raw materials	$1,679,587	$2,348,911
Finished goods	2,066,675	2,472,236
Work-in-process	1,867,247	2,373,509
Inventory, net	$5,613,509	$7,194,656

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

	March 31,	December 31,
	2010	2009
Building	$4,462,915	$3,707,135
Machinery and equipment	7,663,358	6,477,478
Electronic, office and other equipment	164,418	149,693
Accumulated depreciation	(2,193,768)	(2,398,022)
Property and equipment, net	$10,096,923	$7,936,284

Depreciation expense for three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
Cost of goods sold	$198,656	$143,405
Operating expenses	4,638	5,421
Total	$203,294	$148,826

NOTE 5 – DUE TO (FROM) DIRECTOR

Due (to) from director consists of the following:
	March 31,	December 31,
	2010	2009
Due from director - Li, Jianrong: Luck Loyal loans	$1,020,416	-
Due (to) director - Li, Jianrong: Luck Loyal loans	-	(1,581,376)
Total	$1,020,416	$(1,581,376)

In November 2007, Luck Loyal acquired 25% ownership interest in YuePengCheng from Qiling; and in September 2008 acquired the remaining 75% ownership interest in YuePengCheng from YuePengDa. Pursuant to the agreements, Luck Loyal paid Qiling and YuePengDa RMB 2.5 million and RMB 7.5 million, respectively. These amounts were contributed by a director of Luck Loyal, Ms. Li, Jianrong, in 2007 and 2008.

In connection with our public offering on February 3, 2010, Jianrong Li, a former director of the Company and the current President of Attainment and Luck Loyal and President and director of YuePengCheng, converted approximately $1.3 million of debt owed to Ms. Li into shares of the Company’s common stock.  The shares were issued at a conversion price equal to the per share price of the shares of common stock sold in the Company’s public offering, which was $4.50 per share.  The Company issued a total of 284,843 shares of common stock to Ms. Li pursuant to the conversion.  As a result of the conversion of the debt into equity, the debt is no longer outstanding.

During the three months ended March 31, 2010, we made a transfer of approximately $1.3 million to an account controlled by Ms. Jianrong Li (the “Transfer”), the wife of the Company’s Chairman of the Board, the mother of its Chief Executive Officer, and the director of several of our subsidiaries. These funds were transferred to Ms. Li to facilitate a deposit payment related to a contemplated acquisition by the Company. The acquisition was abandoned and in April 2010 the full balance of these funds was returned to the Company. In addition to the Transfer, there were several unrelated transfers to and from Ms. Li. Prior to the Transfer, the outstanding balance to Ms. Li was a “due to” Ms. Li. After the Transfer, the balance became a “due from” Ms. Li. Management subsequently evaluated these transactions and determined that the transfers violated Section 402 of the Sarbanes-Oxley Act of 2002.

Due to affiliated company

Due to affiliated company consists of the following:

	March 31,	December 31,
	2010	2009
Due to affiliated company, Excel Profit	-	334,977
Total	$-	$334,977

In connection with the initial closing of the Private Placement on May 6, 2009, a shareholder (Excel Profit) of the Company issued a promissory note in the principal amount of $335,000 bearing no interest to an unrelated party (the “Note”). The Company assumed the obligations of the Note as of the date of the Note’s issuance since the note proceeds were received by Luck Loyal but not transferred to the shareholder. The principal was originally due and payable on or before the earlier of (a) nine months from the date of issuance of the Note or (b) upon the receipt by the Company after the date of the Note of at least $1 million in additional proceeds in the Private Placement, however, the noteholder agreed to extend the Company’s repayment of the Note until the closing of the public offering of the Company’s commons stock. The Company repaid the note in full in February 2010.

NOTE 6 – STATUTORY RESERVES

As stipulated by the relevant laws and regulations for enterprises operating in PRC, the Company is required to make annual appropriations to a statutory surplus reserve fund. Specifically, the Company is required to allocate 10% of its profits after taxes, as determined in accordance with the PRC accounting standards applicable to the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Company. The Company reserved $1,177,075 for three months ended March 31, 2010 and for the year ended December 31, 2009.

NOTE 7 – INCOME TAX

Income Tax

Luck Loyal is a holding company registered in Hong Kong and has no operating profit for tax liabilities.

The Company is registered and entitled as a “Hi-Tech Corporation” in the PRC. The Company has tax advantages granted by the local government for corporate income taxes and sales taxes.

The effective tax rate for the Company for the years ended December 31, 2010 is 22%, compared to the rate of 20% for the same period of 2009. The Company paid $960,620 for PRC Enterprises Income Tax for the three months ended March 31, 2010, compared to $757,309 during the same period of 2009..

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
(Amounts and disclosures at and for the three months ended March 31, 2010 and 2009 are unaudited)

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leased its factory premises and staff quarters for approximately $300,000 per year. This lease was terminated effective September 30, 2009, after the Company purchased this factory building. The lease agreement was terminated without penalties.

The Company signed a new lease agreement for the remaining buildings from the lesser for approximately $176,000 per year.

In April, 2010, the Company signed a new lease agreement for a new building from the lesser for approximately $122,482 per year.

Rent expense totaled $45,634 and $76,667 for three months ended March 31, 2010 and 2009, respectively.

NOTE 9 – SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

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

The geographic information for revenue is as follows:

	Three months ended March 31,
	2010		2009
China Mainland	$14,175,788	65.9%	$10,229,819	54.1%
Korea	3,990,444	18.6%	4,719,110	25.0%
Hong Kong	3,345,087	15.5%	3,944,217	20.9%
Total	$21,511,319		$18,893,146

The geographic information for accounts receivables which are classified based on the customers is as follows:

	March 31,	December 31,
	2010	2009
China Mainland	$7,270,457	$6,037,505
Korea	1,563,960	1,428,311
Hong Kong	800,713	1,080,635
Total	$9,635,130	$8,526,451

NOTE 10 –COMMON STOCK

On January 28, 2010, the Company completed a public offering consisting of 5,000,000 shares of common stock. Roth Capital Partners, LLC (“Roth”) and WestPark Capital, Inc. (“WestPark,” and together with Roth, the “Underwriters”) acted as co-underwriters in the public offering. The Company’s shares of common stock were sold to the public at a price of $4.50 per share, for gross proceeds of approximately $22.5 million.  Compensation for the Underwriters’ services included discounts and commissions of $1,462,500, a $281,250 non-accountable expense allowance, roadshow expenses of approximately of $10,000, and legal counsel fees (excluding blue sky fees) of $40,000. The Underwriters also received warrants to purchase an aggregate of 500,000 shares of common stock at an exercise price of $5.625 per share. The warrants, which have a term of five years, are not exercisable until at least one-year from the date of issuance. The warrants also carry registration rights.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2010 and 2009 are unaudited)

On January 28, 2010, the Underwriters exercised their over-allotment option in full for the offer and sale of 750,000 additional shares of common stock at $4.50, for gross proceeds of approximately $3.4 million. Discounts and commissions to the Underwriters totaled $219,375.

On January 28, 2010, the Company converted $1,281,794 of outstanding debt it owed to Ms. Jianrong Li into 284,843 shares of the Company’s common stock upon the closing of the Company’s public offering, based on a conversion price of $4.50 per share.

On February 11, 2010, 11 investors holding warrants to purchase an aggregate of 626,894 shares of the Company’s common stock elected to exercise such options. Because each of the investors exercised the warrants pursuant to a cashless exercise, the Company issued an aggregate of 626,870 shares of its common stock to the investors.

The Company has 10 million preferred stock authorized with none issued.

NOTE 11– WARRANTS

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

On February 11, 2010, 11 investors holding warrants to purchase an aggregate of 626,894 shares of the Company’s common stock elected to exercise such warrants. Because each of the investors exercised the warrants pursuant to a cashless exercise, the Company issued an aggregate of 626,870 of its common stocks to the investors.

In connection with the public offering that closed on February 3, 2010, the Company granted the Underwriters warrants to purchase an aggregate of 500,000 shares of common stock at an exercise price of $5.625 per share.  The warrants, which have a term of five years, are not exercisable until at least one-year from the date of issuance.  The warrants also carry registration rights.

The summary of the status of the Company’s outstanding warrants and changes as of March 31, 2010 are as follows:

	Number of	Weighted average
	Warrants	Exercise Price
December 31, 2009	626,894	$0.000154
Granted	500,000	$5.625
Exercised	(626,870)	$0.000154
Forfeited/	(24)	$0.000154
March 31, 2010	500,000	$5.625

NOTE 12– REGISTRATION PAYMENT ARRANGEMENT

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
(Amounts and disclosures at and for the three months ended March 31, 2010 and 2009 are unaudited)

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

The registration statement covering the shares of common stock sold in the Private Placement was originally filed with the SEC on October 14, 2009. Therefore, the Required Filing Date was on or about April 24, 2010. The Subsequent Registration Statement was originally filed on March 4, 2010 and was declared effective on March 19, 2010. Therefore, the Company does not owe any Penalty Shares.

NOTE 13– RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended March 31,
Numerator	2010	2009
Net income	$2,962,500	$3,012,143
Denominator:
Weighted-average shares outstanding for basic earnings per share	17,977,374	11,069,260
Effect of dilutive securities:
Weighted-average shares outstanding for diluted earnings per share	18,046,653	11,069,260
Net income per share:
Basic	$0.16	$0.27
Diluted	$0.16	$0.27

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

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with its financial statements and the related notes, and the other financial information included in this report .”

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

A small number of customers account for a very significant percentage of our revenue.  For the three months ended March 31, 2010, we had eight customers who each accounted for 5% of total sales, who together accounted for 44.6 % of our total sales for the period. None of those customers, accounted for at least 10% of our total sales for three months ended March 31, 2010. During the three months ended March 31, 2009, we had eight customers that generated at least 5% of our total sales, with one of those customers accounting for at least 10% of our total sales. Such customer, Sunny Electronic Co., Ltd., accounted for 10.4% of our total sales for three months ended March 31, 2009. Unless we replace a customer, the loss of any of these customers could have a material adverse effect upon our revenue and net income.

Recent Events

During the three months ended March 31, 2010, we incorrectly transferred approximately $1.3 million to an account controlled by Ms. Jianrong Li, the wife of our Chairman of the Board and the mother of our Chief Executive Officer, to effect certain corporate functions. Although, the entire amount of the transfers was returned to our account in April 2010, the transfers that we made to Ms. Li violated Section 402 of the Sarbanes-Oxley Act of 2002. No further transfers, loans, advances or similar arrangements will be made by us or any of our subsidiaries to Ms. Li or any of our officers or directors or any of their family members.  However, as a result of the transfers by us to Ms. Li, we and/or our Chief Executive Officer and Chairman of the Board could become subject to sanctions, penalties, investigations or other proceedings.

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

As of March 31, 2010, we have not used any of the proceeds of the public offering.

Li Conversion

In connection with our public offering on February 3, 2010, Jianrong Li, a former director of the Company and the current President of Attainment and Luck Loyal and President and director of YuePengCheng, converted approximately $1.3 million of debt owed to Ms. Li into shares of the Company’s common stock.  The shares were issued at a conversion price equal to the per share price of the shares of common stock sold in the Company’s public offering, which was $4.50 per share.  The Company issued a total of 284,843 shares of common stock to Ms. Li pursuant to the conversion.  As a result of the conversion of the debt into equity, the debt is no longer outstanding.

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

There were no bad debts written off for the three months ended March 31, 2010 and 2009 respectively, as there were no accounts receivable outstanding in excess of 90 days at March 31, 2010 and 2009. The aging of the accounts receivable (in thousands) is as follows:

	March 31,
	2010	2009
1-30 days	$9,180	$7,332
31-60 days	455	-
60-90 days	-	-
Total	$9,635	$7,332

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

Results of Operations

The following table sets forth information from our statements of operations for the three months ended March 31, 2010 and 2009, in dollars and as a percentage of revenue.  All amounts are in thousands except share and per share amounts.

	Three Months Ended March 31,
	2010		2009
	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues
(in thousands, except earnings per share)
Revenue	21,511		18,893
Cost of goods sold	(15,301)	71.13%	(13,540)	71.67%
Gross profit	6,210	28.87%	5,353	28.33%

Operating Costs and Expenses:
Selling expenses	937	4.36%	884	4.68%
Research and development	388	1.80%	369	1.95%
Depreciation	5	*	5	*
Loss on disposal of assets	64	*	-	-
Other general and administrative	907	4.21%	315	1.67%
Total operating costs and expenses	2,301	10.70%	1,573	8.33%

Income from operations	3,909	18.17%	3,780	20.01%
Other income (expenses)
Interest income	14	*	6	*
Imputed interest	-	-	(17)	*
Total other income (expenses)	(14)	*	(11)	*

Income before income taxes	3,923	18.24%	3,769	19.95%
Provision for income taxes	(961)	4.47%	(757)	4.01%
Net income	2,962	13.77%	3,012	15.94%

Basic earnings per share	0.16		0.27
Diluted earnings per share	$0.16		$0.27
*  Less than 1,000 or 1%.

Three Months Ended March 31, 2010 and 2009

Revenues for the three months ended March 31, 2010 were $21.5 million, an increase of 13.9%, compared to revenues of $18.9 million for the three months ended March 31, 2009.  The increase in revenues was primarily attributable to an 18% increase in the average selling price of micro-motor units sold during the three months ended March 31, 2010. Our increase in revenues was partially offset by the mix of the types of products sold during the period. During the three months ended March 31, 2010, we sold more of our lower priced-products than our higher-priced products, which include our numerical control motor products. Sales of our higher-profit products increased $0.5 million in the three months ended March 31, 2010 from the comparable period in 2009.

Cost of goods sold consists of the cost of motor sales and other materials.  Cost of goods sold was $15.3 million for the three months ended March 31, 2010, an increase of $1.8 million, or 13%, compared to $13.5 million for the three months ended March 31, 2009.  This increase was primarily due to an increase in the prices of raw materials, particularly lacquered wire, and an increase in our sale of higher priced products.  As a percentage of revenues, cost of goods sold decreased to 71.1% for the three months ended March 31, 2010 compared to 71.7% for the comparable period in 2009. This decrease was attributable to an increase in our sales of higher selling price products.

Gross profit for the three months ended March 31, 2010, was $6.2 million, or 28.9% of revenues, compared to $5.4 million, or 28.3% of revenues, for the comparable period in 2009.  Management considers gross profit to be a key performance indicator in managing our business.  Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The increase in our gross profit margin for the three months ended March 31, 2010 is primarily due to an increase in our sales of higher selling price products.

Selling expenses were $0.9 million for the three months ended March 31, 2010 compared to $0.9 million for the comparable period in 2009. The slight increase was due to our expansion of our sales efforts and an increase in our new customers.

Research and development (“R&D”) costs were $0.4 million or 1.8% of revenues in the three months ended March 31, 2010, compared to $0.4 million or 2.0% of revenues in the comparable period in 2009, representing a 5.4% increase.  The increased spending on R&D in 2010 was primarily due to our increased research and development efforts on new products.  In the future, our R&D spending could increase to support the future growth of the company.  As a percent of revenues, we expect the R&D spending to be in the 1.8% to 2.2% range.

Other general and administrative expenses for the three months ended March 31, 2010 were $0.9 million, or 4.2% of revenues, compared to $0.3 million, or 1.7% of revenues, for the comparable period in 2009.  Other general and administrative expenses include office expenses, salary and benefits, rent and utilities and other expense.  The increase in general and administrative expenses for the three months ended March 31, 2010 as compared to the comparable period in 2009 was primarily due to an increase of $0.4 million in professional expenses and an increase of $0.1 million in office expenses.  We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Interest income for the three months ended March 31, 2010, was $13,597 compared to interest income of $6,037 for the comparable period in 2009.  The increase in interest income is primarily due to an increase deposit balance in our bank account.

Imputed interest expenses for the three months ended March 31, 2010 were nil, compared to $16,971 for the comparable period in 2009 because we did not calculate the imputed interests for related party transactions based on guidance provided by ASC 835-30.

Income tax expenses for the three months ended March 31, 2010 were $1.0 million as compared to income tax expenses of $0.8 million, for the comparable period in 2009.  The increase in income tax expense for the three months ended March 31, 2010 was primarily due to an increase in our taxable income in the three months ended March 31, 2009 and an increase in our tax rate to 22% for the three months ended March 31, 2010 from 20% in the comparable in 2009.  Shenzhen YPC is registered in PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes.  On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%.  The new law became effective on January 1, 2008.  During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012.  We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

Net Income for the three months ended March 31, 2010 was $3.0 million compared to $3.0 million for the three months ended March 31, 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of $10.6 million as of March 31, 2010, as compared to $2.7 million as of March 31, 2009. Our funds are kept in financial institutions located in China, and these funds are not insured. We have historically funded our operations from revenues.

In connection with our public offering on February 3, 2010, Jianrong Li, a former director of the Company and the current President of Attainment and Luck Loyal and President and director of Shenzhen YPC, converted approximately $1.3 million of debt owed to Ms. Li into shares of the Company’s common stock.  The shares were issued at a conversion price equal to the per share price of the shares of common stock sold in the Company’s public offering, which was $4.50 per share.  The Company issued a total of 284,843 shares of common stock to Ms. Li pursuant to the conversion.  As a result of the conversion of the debt into equity, the debt is no longer outstanding.

We are subject to the regulations of the PRC which restricts the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

Our accounts receivable has been an increasingly significant portion of our current assets, representing $9.6 million and $8.5 million as of March 31, 2010 and 2009, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

As of March 31, 2010, inventories amounted to $5.6 million, compared to $7.2 million as of March 31, 2009.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds were approximately $67,106, and $ 6,189 for the three months ended March 31, 2010 and 2009, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

Net cash provided by operating activities was $3.5 million for the three months ended March 31, 2010, compared to net cash provided by operations of $1.8 million for three months ended March 31, 2009. The $1.7 million increase was primarily due to an increase in our collection of accounts receivable and a decrease in inventories.

Net cash used in investing activities amounted to approximately $4.1 million for the three months ended March 31, 2010, compared to net cash used in investing activities of $184,017 for the three months ended March 31, 2009. The change was due to an increase in our investment in fixed assets.

Net cash provided by financing activities amounted to $23.4 million for the three months ended March 31, 2010, compared to net cash used by financing activities of nil for the three months ended March 31, 2009. The increase of cash provided by financing activities was primarily a result of the receipt of $23.1 million in cash proceeds from the Private Placement in the three months ended March 31, 2010.

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

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2010, does not differ materially from that discussed under Item 7A in our 2009 Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures had a material weakness that caused our controls and procedures to be ineffective.

The material weakness consisted of a weakness in the recording and classification of accounting transactions and a lack of personnel with expertise in US generally accepted accounting principles and US Securities and Exchange Commission rules and regulations.

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, our management identified material weaknesses in our controls and procedures regarding our failure to timely disclose and prevent advances made in the form of unsecured loans with no fixed repayment dates made to a family member of our Chief Executive Officer and Chairman of the Board in violation of Section 402 of the Sarbanes-Oxley Act of 2002 (“Section 402”). We have taken steps to remediate the material weakness during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The facts of the loan transactions and remediation measures are as follows:

During the three months ended March 31, 2010, we incorrectly transferred approximately $1.3 million to an account controlled by Ms. Jianrong Li, the wife of our Chairman of the Board and the mother of our Chief Executive Officer, to effect certain corporate functions. Although, the entire amount of the transfers was returned to our account in April 2010, the transfers that we made to Ms. Li violated Section 402 of the Sarbanes-Oxley Act of 2002. No further transfers, loans, advances or similar arrangements will be made by us or any of our subsidiaries to Ms. Li or any of our officers or directors or any of their family members.

We also intend to take steps to improve the process designed to prevent such transfers to our directors, officers or related parties to ensure that future Section 402 violations do not occur.. We are seeking to improve our controls and procedures in an effort to remediate these deficiencies through improving supervision, education, and training of our accounting staff. Management plans to enlist additional qualified in house accounting personnel and third-party accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter. We also plan to engage outside consultants to assist us in assessing and improving our internal controls and procedures when necessary. We believe that the remedial steps that we plan to take will address the conditions identified by our CEO and CFO in our disclosure controls and procedures. We will continue to monitor the effectiveness of these improvements.

Part II. Other Information

Item 1. Legal Proceedings

We are not involved in any material legal proceedings outside of the ordinary course of our business.

Item 1A. Risk Factors

There have been the following material changes in the risk factors of the Company as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010:

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants. We believe that the attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2010 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. In May 2010, our management identified a material weakness in our controls and procedures regarding our failure to timely disclose and prevent transfers made to Ms. Jianrong Li, in violation of Section 402 of the Sarbanes-Oxley Act of 2002. We may encounter additional problems or delays in completing activities necessary to improve our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

We made transfers to a family member of our Chairman of the Board and Chief Executive Officer in violation of Section 402 of the Sarbanes-Oxley Act of 2002 and we and/or our Chairman of the Board and Chief Executive Officer could become subject to sanctions, penalties, investigations or other proceedings.

During the three months ended March 31, 2010, we incorrectly transferred approximately $1.3 million to an account controlled by Ms. Jianrong Li, the wife of our Chairman of the Board and the mother of our Chief Executive Officer, to effect certain corporate functions. Although  the entire amount of the transfers was returned to our account in April 2010, the transfers  that we made to Ms. Li violated Section 402 of the Sarbanes-Oxley Act of 2002 (“Section 402”).

Although we have attempted to take remedial steps to address the violation of Section 402 by requiring immediate and full repayment of all transfers, the violation of Section 402 may cause governmental authorities, such as the United States Securities and Exchange Commission, to subject us to sanctions, penalties, or investigations or other proceedings, which may not be resolved favorably and will require significant management time and attention, and we could incur costs which could materially and negatively affect our business, results of operations and cash flows. There are no assurances that an investigation or other proceedings will not commence, and if commenced, that such investigation or other proceedings will result in a favorable outcome for us.

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

China Electric Motor, Inc.

Dated: May 17, 2010		/s/ Yue Wang
	By:	Yue Wang
	Its:	Chief Executive Officer

/s/ Haixia Zhang
	By:	Haixia Zhang
	Its:	Chief Financial Officer