Form 10-Q
period 2010-06-30
CHINA ELECTRIC MOTOR, INC.
filed 2010-08-10
CIK 1421526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

86-755-8149 9969
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

The registrant had 20,746,743 shares of common stock, par value $0.0001 per share, outstanding as of August 5, 2010.

CHINA ELECTRIC MOTOR, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2010

Part I. Financial Information

Item 1. Financial Statements

China Electric Motor, Inc. and Subsidiaries
Consolidated Balance Sheets
(In US Dollars)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$37,866,706	$10,633,518
Accounts receivable, net	9,868,346	8,526,451
Inventories, net	6,073,021	7,194,656
Total current assets	53,808,073	26,354,625
Property and equipment, net	10,872,848	7,936,284
Total Assets	$64,680,921	$34,290,909

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$2,509,723	$2,217,702
Accrued liabilities and other payable	264,269	463,185
Various taxes payable	35,418	28,962
Wages payable	462,834	465,119
Corporate tax payable	1,188,062	878,305
Due to related party	-	1,581,376
Due to affiliated companies	-	334,977
Total current liabilities	4,460,306	5,969,626
Total Liabilities	4,460,306	5,969,626

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued
Common stock, $0.0001 par value, 100,000,000 shares authorized,
20,744,743 and 14,083,030 shares issued and outstanding at
June 30, 2010 and December 31, 2009, respectively.	2,074	1,408
Additional paid-in capital	28,625,293	3,899,125
Accumulated other comprehensive income	981,836	889,668
Statutory surplus reserve fund	1,177,075	1,177,075
Retained earnings (unrestricted)	29,434,337	22,354,007
Total Shareholders' Equity	60,220,615	28,321,283
Total Shareholders' Liabilities & Equity	$64,680,921	$34,290,909

The accompanying notes are an integral part of these consolidated financial statements.

China Electric Motor, Inc. and Subsidiaries
Consolidated Statements of Operations
 (In US Dollars)
(Unaudited)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$25,295,640	$22,319,384	$46,806,959	$41,212,530
Cost of Goods Sold	(17,923,881)	(16,323,353)	(33,223,401)	(29,862,858)
Gross Profit	7,371,759	5,996,031	13,583,558	11,349,672
Selling Expenses	1,011,789	1,157,084	1,948,905	2,040,954

General and administrative
Merger cost	-	938,152	-	938,152
Research and development	459,444	419,415	847,735	787,995
Depreciation	6,877	5,383	11,515	10,804
Loss on disposal of assets	-	-	65,252	-
Others general and administrative	610,593	559,736	1,517,572	874,999
Total general and administrative	1,076,914	1,922,686	2,442,074	2,611,950
Total operating expenses	2,088,703	3,079,770	4,390,979	4,652,904
Income from operations	5,283,056	2,916,261	9,192,579	6,696,768

Other income (expenses)
Interest income	21,642	6,844	35,239	12,880
Imputed interest	-	(17,016)	-	(34,032)
Total other income (expenses)	$21,642	$(10,172)	35,239	$(21,152)

Income (loss) before income taxes	5,304,698	2,906,089	9,227,818	6,675,616
Income taxes	(1,186,868)	(774,715)	(2,147,488)	(1,532,024)
Net income	$4,117,830	$2,131,374	$7,080,330	$5,143,592

Basic earnings per share	$0.20	$0.11	$0.37	$0.29
Weighed-average shares outstanding, Basic	20,744,743	18,655,137	19,378,648	17,846,874
Diluted earnings per share	$0.20	$0.11	$0.36	$0.28
Weighed-average shares outstanding, Diluted	20,832,957	19,248,641	19,420,586	18,145,266

The accompanying notes are an integral part of these consolidated financial statements.

China Electric Motor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In US Dollars)
(Unaudited)

	For Six Months Ended
	June 30,
	2010	2009

Cash Flows From Operating Activities
Net Income (loss)	$7,080,330	$5,143,592
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss on dispose of assets	65,252	-
Imputed interest expense	-	34,032
Depreciation	451,554	305,405
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	(1,341,895)	(2,722,613)
Inventories, net	1,121,635	(259,071)
Accrued merger cost	-	625,000
Prepaid expenses and other receivables	-	15,103
Increase (decrease) in:
Accounts payable	(95,836)	(178,882)
Accrued liabilities and other payable	(198,916)	-
Various taxes payable	6,456	97,030
Wages payable	(2,285)	77,893
Corporate tax payable	309,757	304,759
Net cash provided by operating activities	7,396,052	3,442,308

Cash Flows From Investing Activities
Purchases of property and equipment	(3,239,728)	(1,533,415)
Proceeds from disposal of fixed assets	174,312	-
Payment to related parties	(634,559)	(57,543)
Net cash used in investing activities	(3,699,975)	(1,590,958)

Cash Flows From Financing Activities
Net proceeds from short-term loan	-	500,000
Net proceeds from issuance of shares	23,444,943	945,127
Net cash provided by financing activities	23,444,943	1,387,584
Effect of exchange rate changes on cash	92,168	4,992
Net increase (decrease) in cash and cash equivalents	27,233,188	3,301,469

Cash and cash equivalents, beginning of period	10,633,518	2,655,808

Cash and cash equivalents, end of period	$37,866,706	$5,957,277

Supplemental disclosure information:
Interest paid	$-	$-
Income taxes paid	$1,841,528	$1,226,684

The accompanying notes are an integral part of these consolidated financial statements.

China Electric Motor, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the Six Months Ended June 30, 2010
(In US Dollars)
(Unaudited)

				Accumulated
			Additional	Other	Statutory	Retained	Total
	Common Shares		Paid-in	Comprehensive	Reserve	Earnings	Stockholders'	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Fund	(Unrestricted)	Equity	Income
Balance at December 31, 2009	14,083,030	$1,408	$3,899,125	$889,668	$1,177,075	$22,354,007	$28,321,283
Sale of common shares	5,750,000	575	23,444,465	-	-	-	23,445,040
Exercise of warrants	626,870	63	(63)	-	-	-	-
Conversion of debts to director	284,843	28	1,281,766				1,281,794
Foreign currency translation adjustment	-	-	-	92,168	-	-	92,168	92,168
Net income	-	-	-	-	-	7,080,330	7,080,330	7,080,330
Comprehensive income	-	-	-	-	-	-	-	$7,172,498
Balance at June 30, 2010 (Unaudited)	20,744,743	$2,074	$28,625,293	$981,836	$1,177,075	29,434,337	$60,220,615

The accompanying notes are an integral part of these consolidated financial statements.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2010 and 2009 are unaudited)

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

China Electric, its wholly-owned subsidiary, Attainment Holdings Limited (“Attainment”); Attainment Holdings’ wholly-owned subsidiary, Luck Loyal International Investment Limited (“Luck Loyal); and Luck Loyal’s wholly-owned subsidiary, Shenzhen YuePengCheng Motor Co., Ltd. (“YuePengCheng”) shall be collectively referred throughout as the “Company.”

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

The Company expenses advertising costs as incurred.  The Company incurred $192,894 and $283,510 on advertising expenses for the six months ended June 30, 2010 and 2009, respectively.

c.	Foreign Currency Translation

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):
Period Covered	Balance Sheet Date Rates	Average Rates
Six Months Ended June 30, 2010	6.80874	6.81710
Six Months Ended June 30, 2009	6.82476	6.82268

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Six Months Ended June 30, 2010	7.80000	7.80000
Six Months Ended June 30, 2009	7.74979	7.75250

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2010 and 2009 are unaudited)

NOTE 3 – INVENTORY

Inventory includes raw materials, work-in-process (“WIP”), and finished goods. Finished goods contain direct material, direct labor and manufacturing overhead and do not contain general and administrative costs.

Inventory consists of the following:

	June 30,	December 31,
	2010	2009
Raw materials	$2,074,030	$2,348,911
Finished goods	2,070,549	2,472,236
Work-in-process	1,928,442	2,373,509
Inventory, net	$6,073,021	$7,194,656

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

	June 30,	December 31,
	2010	2009
Building	$4,480,916	$3,707,135
Machinery and equipment	8,631,576	6,477,478
Electronic, office and other equipment	249,399	149,693
Accumulated depreciation	(2,489,043)	(2,398,022)
Property and equipment, net	$10,872,848	$7,936,284

The depreciation expense for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cost of goods sold	$241,383	$151,196	$440,039	$294,601
Operating expenses	6,877	5,383	11,515	10,804
Total	$248,260	$156,579	$451,554	$305,405

NOTE 5 – DUE TO DIRECTOR

Due to director consists of the following:

	June 30,	December 31,
	2010	2009
Due to director - Li, Jianrong: Luck Loyal loans	-	1,581,376
Total	$-	$1,581,376

In November 2007, Luck Loyal acquired 25% ownership interest in YuePengCheng from Taiwan Qiling Shashi Enterprises (“Qiling”), a company owned by a relative of Ms. Jianrong Li; and in September 2008 acquired the remaining 75% ownership interest in YuePengCheng from Shenzhen YuePengDa Development Enterprises (“YuePengDa”), a company owned by the son of Ms. Jianrong Li. Pursuant to the agreements, Luck Loyal paid Qiling and YuePengDa RMB 2.5 million and RMB 7.5 million, respectively. These amounts were contributed by a director of Luck Loyal, Ms. Jianrong Li, in 2007 and 2008.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2010 and 2009 are unaudited)

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

During the three months ended March 31, 2010, we incorrectly transferred approximately $1.3 million to an account controlled by Ms. Jianrong Li (the “Transfer”), the wife of the Company’s Chairman of the Board, the mother of its Chief Executive Officer, and the director of several of our subsidiaries. These funds were transferred to Ms. Li to facilitate a deposit payment related to a contemplated acquisition by the Company. The acquisition was abandoned and in April 2010 the full balance of these funds was returned to the Company. In addition to the Transfer, there were several unrelated transfers to and from Ms. Li. Prior to the Transfer, the outstanding balance to Ms. Li was a “due to” Ms. Li. After the Transfer, the balance became a “due from” Ms. Li. After the Transfer, the balance became a “due from” Ms. Li. Management subsequently evaluated these transactions and determined that the transfers violated Section 402 of the Sarbanes-Oxley Act of 2002. No further transfers, loans, advances or similar arrangements will be made by the Company or any of its subsidiaries to Ms. Li or any of our officers or directors or any of their family members.

Due to affiliated company

Due to affiliated company consists of the following:

	June 30,	December 31,
	2010	2009
Due to affiliated company, Excel Profit	-	334,977
Total	$-	$334,977

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

NOTE 6 – STATUTORY RESERVES

As stipulated by the relevant laws and regulations for enterprises operating in PRC, the Company is required to make annual appropriations to a statutory surplus reserve fund. Specifically, the Company is required to allocate 10% of its profits after taxes, as determined in accordance with the PRC accounting standards applicable to the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Company. The Company reserved $1,177,075 for six months ended June 30, 2010 and for the year ended December 31, 2009.

NOTE 7 – INCOME TAX

Income Tax

Luck Loyal is a holding company registered in Hong Kong and has no operating profit for tax liabilities.

The Company is registered and entitled as a “Hi-Tech Corporation” in the PRC. The Company has tax advantages granted by the local government for corporate income taxes and sales taxes.

The effective tax rate for the Company for the years ended December 31, 2010 is 22%, compared to the rate of 20% for the same period of 2009. The Company paid $1,841,528 for PRC Enterprises Income Tax for the six months ended June 30, 2010, compared to $1,226,684 during the same period of 2009.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2010 and 2009 are unaudited)

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

In April, 2010, the Company signed a new lease agreement for a new building from the lessor for approximately $122,482 per year.

Rent expense totaled $129,403 and $153,397 for six months ended June 30, 2010 and 2009, respectively.

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

The geographic information for revenue is as follows:

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
China Mainland	$16,489,148	65.2%	$14,256,100	63.9%	$30,664,936	65.5%	$24,485,919	59.4%
Korea	4,359,197	17.2%	4,373,874	19.6%	8,349,641	17.8%	9,092,984	22.1%
Hong Kong	4,447,295	17.6%	3,689,410	16.5%	7,792,382	16.7%	7,633,627	18.5%
Total	$25,295,640		$22,319,384		$46,806,959		$41,212,530

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2010 and 2009 are unaudited)

The geographic information for accounts receivables which are classified based on the customers is as follows:

	June 30,	December 31,
	2010	2009
China Mainland	$6,879,574	$6,037,505
Korea	1,373,504	1,408,311
Hong Kong	1,615,268	1,080,635
Total	$9,868,346	$8,526,451

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

The Company has 10 million shares of preferred stock authorized with none issued.

NOTE 11– WARRANTS

Warrants remaining from Share Exchange

Prior to the closing of a share exchange transaction on May 6, 2009 (the “Share Exchange”) and initial closing of a private placement transaction on May 6, 2009 (the “Private Placement”), the shareholders of the Company held an aggregate of 4,612,662 warrants to purchase shares of the Company’s common stock, and an aggregate of 3,985,768 warrants were cancelled in conjunction with the closing of the Share Exchange. Immediately after the closing of the Share Exchange and initial closing of the Private Placement, the original shareholders of the company held an aggregate of 626,894 warrants with an exercise price of $0.000154.

On February 11, 2010, the 11 original shareholders holding warrants to purchase an aggregate of 626,894 shares of the Company’s common stock elected to exercise such warrants. Because each of the shareholders exercised the warrants pursuant to a cashless exercise, the Company issued an aggregate of 626,870 of its common stocks to the shareholders.

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

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2010 and 2009 are unaudited)

The summary of the status of the Company’s outstanding warrants and changes as of March 31, 2010 are as follows:

	Number of	Weighted average
	Warrants	Exercise Price
December 31, 2009	626,894	$0.000154
Granted	500,000	$5.625
Exercised	(626,870)	$0.000154
Forfeited	(24)	$0.000154
June 30, 2010	500,000	$5.625

NOTE 12– REGISTRATION PAYMENT ARRANGEMENT

Pursuant to the Registration Rights Agreement (“Agreement”) dated May 6, 2009, by and among the Company, Attainment and certain of the original stockholders of the Company prior to the Share Exchange who are affiliates of WestPark Capital, Inc. (the “Original Stockholders”), the Company agreed to file a registration statement covering the resale of the shares held by the Original Stockholders (the “Subsequent Registration Statement”) no later than the tenth (10th) day after the end of the six month period immediately following the filing date of the registration statement covering the shares of common stock sold in the Private Placement (the “Required Filing Date”). The Company agreed to use its reasonable best efforts to cause the Subsequent Registration Statement to become effective within one hundred fifty (150) days after the Required Filing Date or the actual filing date, whichever is earlier, or one hundred eighty (180) days after the Required Filing Date or the actual filing date, whichever is earlier, if the Registration Statement is subject to a full review by the SEC (the “Required Effectiveness Date”).

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

The registration statement covering the shares of common stock sold in the Private Placement was originally filed with the SEC on October 14, 2009. Therefore, the Required Filing Date was on or about April 24, 2010. The Subsequent Registration Statement was originally filed on March 4, 2010 and was declared effective by the SEC on March 19, 2010. Therefore, the Company does not owe any Penalty Shares.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2010 and 2009 are unaudited)

NOTE 13– RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator
Net income available to common stockholders	$4,117,830	$2,131,374	$7,080,330	$5,143,592

Denominator
Weighted-average shares outstanding for earnings per share, basic	20,744,743	18,655,137	19,378,648	17,846,874
Effect of dilutive securities:
Warrants	88,214	593,504	41,938	298,392
Convertible preferred stock	-	-	-	-
Weighted-average shares outstanding for earnings per share, diluted	20,832,957	19,248,641	19,420,586	18,145,266
Net income per share:
Basic	$0.20	$0.11	$0.37	$0.29
Diluted	$0.20	$0.11	$0.36	$0.28

NOTE 14–SUBSEQUENT EVENTS

The Company’s Board of Directors approved the China Electric Motor, Inc. 2010 Omnibus Incentive Plan (the “Plan”) covering three million shares (3,000,000) of the Company’s common stock on June 28, 2010. The Company’s stockholders approved the Plan at the Company’s annual meeting of stockholders on August 2, 2010. The Company has agreed to make the following grants pursuant to the Plan within five business days of the approval of the Plan by the stockholders: (1) 50,000 shares of restricted stock to each of Xinming Xiao, the Company’s Chief Operating Officer, and Shenping Wang, the Company’s Chief Technology Officer, which will vest for each upon the third anniversary of such officer’s respective date of appointment; 20,000 shares to each of James M. Lee and Tony Shen, two of the Company’s independent directors, with such shares to vest in 8 equal quarterly installments; and 150,000 shares to Heung Sang Fong, the Company’s Chief Financial Officer and Corporate Secretary and one of its directors, which shares shall be immediately vested upon the date of grant.  The Company has also agreed to grant an additional 300,000 shares of its common stock to Mr. Fong pursuant to the Plan on January 31, 2012, with 250,000 of such shares to vest immediately upon the date of grant and 50,000 of such shares to vest on May 31, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of China Electric Motor, Inc. (“China Electric”), China Electric’s wholly-owned subsidiary Attainment Holdings Limited (“Attainment Holdings”), Attainment Holdings’ wholly-owned subsidiary, Luck Loyal International Investment Limited (“Luck Loyal), and Luck Loyal’s wholly-owned subsidiary, Shenzhen YuePengCheng Motor Co., Ltd. (“Shenzhen YPC”) (collectively referred to throughout as the “Company,” “we,” “our,” and “us”).

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with its financial statements and the related notes, and the other financial information included in this report.”

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

We sell our products directly to original equipment manufacturers and to distributors and resellers.  We do not have any long-term sales contracts with any of our customers.  As a result it is necessary for us to estimate, based in part on non-binding estimates by our customers and potential customers, the requirements for our products.  In addition, in some instances, we develop products based on anticipated customer demand with no assurance that we will receive the anticipated orders.  To the extent that we do not receive the anticipated orders or that our customers require products in greater quantities than anticipated, our revenue and margins will be affected.

A small number of customers account for a very significant percentage of our revenue.  For the six months ended June 30, 2010, we had 5 customers who each accounted for 5% of total sales, who together accounted for 31.5% of our total sales for the period. None of those customers accounted for at least 10% of our total sales for six months ended June 30, 2010. Those 5 customers accounted for 27% of our trade receivables as of June 30, 2010. During the six months ended June 30, 2009, we had 6 customers that generated at least 5% of our total sales, who together accounted for 50.5% of our total sales for the period. Two of those customers, Shenzhen Hongxinyu Trading Co., Ltd and Shanghai Keyu International Trading Co., Ltd accounted for at least 10% of our total sales, specifically accounting for 11% and 10% of our total sales for the period, respectively. At June 30, 2009, those two customers represented 16% and 11%, respectively, of our trade receivables.  Unless we replace a customer, the loss of any of these customers could have a material adverse effect upon our revenue and net income.

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

As of June 30, 2010, we had used approximately $5 million of the proceeds of the public offering.

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

Stock Incentive Plan

At our annual meeting of stockholders on August 2, 2010, our stockholders approved the China Electric Motor, Inc. 2010 Omnibus Incentive Plan covering three million shares (3,000,000) of our common stock. We may issue various types of awards under the plan, including, but not limited to, stock options and restricted shares of common stock. We currently have agreed to make the following grants pursuant to the plan within five business days of the approval of the plan by our stockholders: (1) 50,000 shares of restricted stock to each of Xinming Xiao, our Chief Operating Officer, and Shenping Wang, our Chief Technology Officer, which will vest for each upon the third anniversary of the officer’s respective date of appointment; 20,000 shares to each of James M. Lee and Tony Shen, two of our independent directors, with such shares to vest in 8 equal quarterly installments; and 150,000 shares to Heung Sang Fong, our Chief Financial Officer and Corporate Secretary and one of our directors, which shares shall be immediately vested upon the date of grant.  We have also agreed to grant an additional 300,000 shares of our common stock to Mr. Fong pursuant to the plan on January 31, 2012, with 250,000 of such shares to vest immediately upon the date of grant and 50,000 of such shares to vest on May 31, 2012.  We currently anticipate that we will grant an approximately 1,200,000 additional shares of our common stock pursuant to the plan to various of our employees and directors shortly after the approval of the plan, including 250,000 shares to Yue Wang, our Chief Executive Officer, 55,000 shares to Hongyang Chen, our Executive Vice President, 20,000 shares to Liang Tang, one of our independent directors and 20,000 shares to Guoqiang Zhang, one of our independent directors.  We anticipate that one-third of such grants will vest immediately vest upon the date of grant, one-third will vest on the one-year anniversary of the grant date and one-third will vest on the second anniversary of the grant date.  These grants of awards pursuant to the plan will cause us to incur significant non-cash equity-based compensation charges equal to the number of shares granted multiplied by the closing trading price of our common stock on the date of grant. This non-cash charge will be amortized over the vesting period of the shares. These non-cash charges will negatively impact our results of operations, specifically our net income and net income per share.  Additionally, such shares granted pursuant to the plan, as well as future awards made pursuant to the plan, could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the stock issued is sold into the public market. Further, the issuance of these stock awards pursuant to the plan will have a dilutive impact on other stockholders by decreasing their ownership percentage of our outstanding common stock. An adverse impact on the trading price of our common stock may negatively affect our ability to use to our securities to raise capital or to acquire other companies using our securities.

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

There were no bad debts written off for the six months ended June 30, 2010 and 2009 respectively, as there were no accounts receivable outstanding in excess of 90 days at June 30, 2010 and 2009. The aging of the accounts receivable (in thousands) is as follows:

	June 30,	December 31,
	2010	2009
1-30 days	$9,356,798	$8,526,451
31-60 days	511,548	-
60-90 days	-	-
Total	$9,868,346	$8,526,451

Inventories

Inventory levels are based on projections of future demand and market conditions.  Inventories are stated at cost, not in excess of market, using the weighted average cost method.  Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories.  Because most of our products are customized and unique to a particular customer, there is a risk that we will forecast inventory needs incorrectly and purchase or produce excess inventory.  As a result, actual demand may differ from forecasts, and such differences, if not managed, may have a material adverse effect on future results of operations due to required write-offs of excess or obsolete inventory.  To mitigate such exposure, we require a binding purchase order or a signed agreement by our customer agreeing to pay for and take possession of finished goods inventory parts for the duration of the agreement.  On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions.  To the extent that we increase our reserves for future period, operating income will be reduced.

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

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues
(in thousands, except earnings per share)
Revenue	$25,296	100.0%	$22,319	100.0%	$46,807	100.0%	$41,213	100.0%
Cost of goods sold	(17,924)	70.9%	(16,323)	73.1%	(33,223)	71.0%	(29,863)	72.5%
Gross profit	7,372	29.1%	5,996	27.0%	13,584	29.0%	11,350	27.5%

Operating Costs and Expenses:
Selling expenses	1,012	4.0%	1,157	5.2%	1,949	4.2%	2,041	5.0%
Merger cost	-	*	938	4.2%	-	*	938	2.3%
Research and development	459	1.8%	420	1.9%	848	1.8%	788	1.9%
Depreciation	7	*	5	*	11	*	11	*
Loss on disposal of assets	-	*	-	*	65	*	-	*
Other general and administrative	611	2.4%	560	2.5%	1,518	3.2%	875	2.1%
Total operating costs and expenses	2,089	8.2%	3,080	13.8%	4,391	9.4%	4,653	11.3%

Income from operations	5,283	20.9%	2,916	13.1%	9,193	19.6%	6,697	16.2%
Other income (expenses)
Interest income	22	*	7	*	35	*	13	*
Imputed interest	-	*	(17)	*	-	*	(34)	*
Total other income (expenses)	22	*	(10)	*	35	*	(21)	*

Income before income taxes	5,305	21.0%	2,906	13.0%	9,228	19.7%	6,676	16.2%
Provision for income taxes	(1,187)	4.7%	(775)	3.5%	(2,148)	4.6%	(1,532)	3.7%
Net income	$4,118	16.3%	$2,131	9.5%	$7,080	15.1%	$5,144	12.5%

Basic earnings per share	$0.20		$0.18		$0.37		$0.44
Diluted earnings per share	$0.20		$0.17		$0.36		$0.44

Three Months Ended June 30, 2010 and 2009

Revenues for the three months ended June 30, 2010 were $25.3 million, an increase of 13.4%, compared to revenues of $22.3 million for the three months ended June 30, 2009.  The increase in revenues was primarily attributable to an increase in the average selling price of micro-motor units sold during the three months ended June 30, 2010. During the three months ended June 30, 2010, we sold more of our higher priced-products which include our numerical control motor products than our lower-priced products Sales of our higher-profit products increased $0.2 million in the three months ended June 30, 2010 from the comparable period in 2009.

Cost of goods sold consists of the cost of motor sales and other materials. Cost of goods sold was $17.9 million for the three months ended June 30, 2010, an increase of $1.6 million, or 9.8%, compared to $16.3 million for the three months ended June 30, 2009.  This increase was primarily due to an increase in the prices of raw materials, particularly lacquered wire, and an increase in our sale of higher priced products.  As a percentage of revenues, cost of goods sold decreased to 70.9% for the three months ended June 30, 2010 compared to 73.1% for the comparable period in 2009. This decrease was attributable to an increase in the average selling price of micro-motor units and an increase of sales of our higher-profit products.

Gross profit for the three months ended June 30, 2010, was $7.4 million, or 29.1 % of revenues, compared to $6.0 million, or 26.9% of revenues, for the comparable period in 2009.  Management considers gross profit to be a key performance indicator in managing our business.  Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The increase in our gross profit margin for the three months ended June 30, 2010 is primarily due to increase of sales of our higher-profit micro-motor products.

Selling expenses were $1.0 million for the three months ended June 30, 2010 compared to $1.2 million for the comparable period in 2009. The decrease was due to our increased efficiency in our sales efforts.

We incurred merger costs of $nil in the three months ended June 30, 2010 compared to $938,152 in the three months ended June 30, 2009 related to the share exchange transaction which closed on May 6, 2009.

Research and development (“R&D”) costs were $0.5 million or 1.8% of revenues in the three months ended June 30, 2010, compared to $0.4 million or 1.9% of revenues in the comparable period in 2009, representing a 10% increase. The increased spending on R&D in 2010 was primarily due to our increase in research and development efforts on new products. In the future, our R&D spending could increase to support the future growth of the company.  As a percent of revenues, we expect the R&D spending to be in the 1.8% to 2.2% range.

Other general and administrative expenses for the three months ended June 30, 2010 were $0.6 million or 2.4% of revenues, compared to $0.6 million, or 2.5% of revenues, for the comparable period in 2009. Other general and administrative expenses include office expenses, salary and benefits, rent and utilities and other expense. As compared to the comparable period in 2009, other general and administrative expenses for the three months ended June 30, 2010 consist of an increase of $0.1 million in salary and benefits expenses and an increase of $0.1 million in professional expenses and other expenses, offset by a decrease of $0.2 million in office expenses.  We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Interest income for the three months ended June 30, 2010, was $21,642 compared to interest income of $6,844 for the comparable period in 2009.  The increase in interest income is primarily due to an increased deposit balance in our bank account.

Imputed interest expenses for the three months ended June 30, 2010 were nil compared to $17,016 for the comparable period in 2009 because we did not calculate the imputed interests for related party transactions based on guidance provided by ASC 835-30.

Income tax expenses for the three months ended June 30, 2010 were $1.2 million as compared to income tax expenses of $0.8 million, for the comparable period in 2009. The increase in income tax expense for the three months ended June 30, 2010 was primarily due to an increase in our taxable income in the three months ended June 30, 2010 and an increase in our tax rate to 22% for the three months ended June 30, 2010 from 20% in the comparable in 2009.  Shenzhen YPC is registered in PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes.  On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%.  The new law became effective on January 1, 2008.  During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012.  We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

Net Income for the three months ended June 30, 2010 was $4.1 million compared to $2.1 million for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 and 2009

Revenues for the six months ended June 30, 2010 were $46.8 million, an increase of 13.6%, compared to revenues of $41.2 million for the six months ended June 30, 2009.  The increase in revenues was primarily attributable to an increase in the average selling price of micro-motor units sold during the six months ended June 30, 2010. During the six months ended June 30, 2010, we sold more of our higher-priced products which include our numerical control motor products than our lower-priced products. Sales of our higher-profit products increased $0.6 million in the six months ended June 30, 2010 from the comparable period in 2009.

Cost of goods sold consists of the cost of motor sales and other materials.  Cost of goods sold was $33.2 million for the six months ended June 30, 2010, an increase of $3.3 million, or 11.3%, compared to $29.9 million for the six months ended June 30, 2009.  This increase was primarily due to an increase in the prices of raw materials, particularly lacquered wire, and an increase in our sale of higher priced products.  As a percentage of revenues, cost of goods sold decreased to 71.0% for the six months ended June 30, 2010 compared to72.5% for the comparable period in 2009. This decrease was attributable to an increase in the average selling price of micro-motor units and increase of sales of our higher-profit products.

Gross profit for the six months ended June 30, 2010, was $13.6 million, or 29.0% of revenues, compared to $11.3 million, or 27.5% of revenues, for the comparable period in 2009. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The increase in our gross profit margin for the six months ended June 30, 2010 is primarily due to an increase of sales of our higher-profit micro-motor products.

Selling expenses were $1.9 million for the six months ended June 30, 2010 compared to $2.0 million for the comparable period in 2009. The decrease was due to our increased efficiency in our sales efforts.

We incurred merger costs of $nil in the six months ended June 30, 2010 compared to $938,152 in the six months ended June 30, 2009 related to the share exchange transaction which closed on May 6, 2009.

Research and development (“R&D”) costs were $0.8 million or 1.8% of revenues in the six months ended June 30, 2010, remained unchanged with $0.8 million or 1.9% of revenues in the comparable period in 2009.

Other general and administrative expenses for the six months ended June 30, 2010 were $1.5 million, or 3.2% of revenues, compared to $0.9 million, or 2.1% of revenues, for the comparable period in 2009.  Other general and administrative expenses include office expenses, salary and benefits, rent and utilities and other expense.  The increase in general and administrative expenses for the six months ended June 30, 2010 as compared to the comparable period in 2009 was primarily due to an increase of $0.2 million in salary and benefits expenses and an increase of $0.6 million in professional expenses and other expenses, partially offset a decrease of $0.2 million in office expenses. We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Interest income for the six months ended June 30, 2010, was $35,239 compared to interest income of $12,880 for the comparable period in 2009.  The increase in interest income is primarily due to an increased deposit balance in our bank account.

Imputed interest expenses for the six months ended June 30, 2010 were nil, compared to $34,032 for the comparable period in 2009 because we did not calculate the imputed interests for related party transactions based on guidance provided by ASC 835-30.

Income tax expenses for the six months ended June 30, 2010 were $2.1 million as compared to income tax expenses of $1.5 million, for the comparable period in 2009.  The increase in income tax expense for the six months ended June 30, 2010 was primarily due to an increase in our taxable income in the six months ended June 30, 2010 and an increase in our tax rate to 22% for the six months ended June 30, 2010 from 20% in the comparable in 2009.

Net Income for the six months ended June 30, 2010 was $7.1 million compared to $5.1 million for the six months ended June 30, 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of $37.9 million as of June 30, 2010, as compared to $6.0 million as of June 30, 2009 and $10.6 million as of December 31, 2009. Our funds are kept in financial institutions located in China, and these funds are not insured. We have historically funded our operations from revenues.

In July 2010, the Company leased a new factory in Zhejiang, the second largest micro motor manufacturing hub in China. Four AC motor production lines will be installed in the new Zhejiang factory, with a total annual output capacity of approximately 14.4 million units. Two of these new lines are expected to be ready for production in the first week of September 2010 and the others are expected to begin production in November 2010. Two additional new lines for production of coreless motor units are expected to be installed in September 2010 and production is expected to begin in October 2010. Following completion of these new production lines, the Company will have a new annual output capacity of approximately 21.6 million units for AC motors and approximately 43.2 million units of new capacity for coreless motors. The lease was effective on August 1, 2010 and expires on July 31, 2013, with monthly lease payments of approximately $4,980, which will amount to a total of $179,280 over the life of the lease. The total expected investment for the new lines is approximately $12.36 million.

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

Our accounts receivable has been an increasingly significant portion of our current assets, representing $9.87 million and $7.96 million as of June 30, 2010 and 2009, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

As of June 30, 2010, inventories amounted to $6.1 million, compared to $7.6 million as of June 30, 2009.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds were approximately $58,184, and $2,857 for the three months ended June 30, 2010 and 2009, respectively, and $125,308 and $8,056 for the six months ended June 30, 2010 and 2009, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

Net cash provided by operating activities was $7.4 million for the six months ended June 30, 2010, compared to net cash provided by operations of $3.4 million for six months ended June 30, 2009. The $4 million increase was primarily due to an increase in operating income.

Net cash used in investing activities amounted to approximately $3.7 million for the six months ended June 30, 2010, compared to net cash used in investing activities of $1.6 million for the six months ended June 30, 2009. The change was due to an increase in our investment in fixed assets.

Net cash provided by financing activities amounted to $23.4 million for the six months ended June 30, 2010, compared to $1.4 million for the six months ended June 30, 2009. The increase of cash provided by financing activities was primarily a result of the receipt of proceeds from the public offering of our common stock during the period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the six months ended June 30, 2010, does not differ materially from that discussed under

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act of 1934. Based upon this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, our management identified material weaknesses in our controls and procedures regarding our failure to timely disclose and prevent advances made in the form of unsecured loans with no fixed repayment dates made to a family member of our Chief Executive Officer and Chairman of the Board in violation of Section 402 of the Sarbanes-Oxley Act of 2002 (“Section 402”). We have taken steps to remediate the material weakness identified during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have taken and intend to continute to take steps to improve the process designed to prevent such transfers to our directors, officers or related parties to ensure that future Section 402 violations do not occur. We are seeking to improve our controls and procedures in an effort to remediate these deficiencies through improving supervision, education, and training of our accounting staff. To strengthen our internal controls, the following policies have been adopted since last quarter we strengthened our governance by appointing experienced independent directors to get more objective advice and significant financial expertise. We believe that expertise from our newly appointed audit committee chair, Mr. Tony Shen, and nominating committee chair, James M. Lee, is contributing to our financial reporting process and corporate governance. We also have set up a special project team for internal controls and compliance, and engaged one of the Big-Four audit firms to assist us with implementing and maintaining adequate internal controls as required. Additionally, we set up restrictions to avoid improper money transfers, which require that any internal transfer to a related party or a related to a material transaction must be approved by the internal control manager, chief financial officer and the Board. We believe that the remedial steps that have been taking and will continually take will address the conditions identified by our Chief Executive Officer and Chief Financial Officer in our disclosure controls and procedures. We will continue to monitor the effectiveness of these improvements. Management plans to enlist additional qualified in house accounting personnel and third-party accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter.

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

We intend to grant a large number shares of our common stock to various of our officers, directors and employees pursuant to our 2010 Omnibus Incentive Plan for which we will incur significant non-cash charges which will negatively affect our results of operations and which may cause the market price of our common stock to drop significantly, even if our business is doing well.

At our annual meeting of stockholders on August 2, 2010, our stockholders approved the China Electric Motor, Inc. 2010 Omnibus Incentive Plan covering three million shares (3,000,000) of our common stock. We may issue various types of awards under the plan, including, but not limited to, stock options and restricted shares of common stock. We currently have agreed to make the following grants pursuant to the plan within five business days of the approval of the plan by our stockholders: (1) 50,000 shares of restricted stock to each of Xinming Xiao, our Chief Operating Officer, and Shenping Wang, our Chief Technology Officer, which will vest for each upon the third anniversary of the officer’s respective date of appointment; 20,000 shares to each of James M. Lee and Tony Shen, two of our independent directors, with such shares to vest in 8 equal quarterly installments; and 150,000 shares to Heung Sang Fong, our Chief Financial Officer and Corporate Secretary and one of our directors, which shares shall be immediately vested upon the date of grant.  We have also agreed to grant an additional 300,000 shares of our common stock to Mr. Fong pursuant to the plan on January 31, 2012, with 250,000 of such shares to vest immediately upon the date of grant and 50,000 of such shares to vest on May 31, 2012.  We currently anticipate that we will grant an approximately 1,200,000 additional shares of our common stock pursuant to the plan to various of our employees and directors shortly after the approval of the plan, including 250,000 shares to Yue Wang, our Chief Executive Officer, 55,000 shares to Hongyang Chen, our Executive Vice President, 20,000 shares to Liang Tang, one of our independent directors and 20,000 shares to Guoqiang Zhang, one of our independent directors.  We anticipate that one-third of such grants will vest immediately vest upon the date of grant, one-third will vest on the one-year anniversary of the grant date and one-third will vest on the second anniversary of the grant date.  These grants of awards pursuant to the plan will cause us to incur significant non-cash equity-based compensation charges equal to the number of shares granted multiplied by the closing trading price of our common stock on the date of grant. This non-cash charge will be amortized over the vesting period of the shares. These non-cash charges will negatively impact our results of operations, specifically our net income and net income per share. Additionally, such shares granted pursuant to the plan, as well as future awards made pursuant to the plan, could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the stock issued is sold into the public market. Further, the issuance of these stock awards pursuant to the plan will have a dilutive impact on other stockholders by decreasing their ownership percentage of our outstanding common stock. An adverse impact on the trading price of our common stock may negatively affect our ability to use to our securities to raise capital or to acquire other companies using our securities.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On July 13, 2010, the Company issued 2,000 shares of its common stock to RedChip Companies, Inc. pursuant to a Conference and Research Agreement by and between the Company and RedChip Companies, Inc. (“RedChip”) dated February 3, 2010. The shares were issued to RedChip in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 promulgated thereunder.  RedChip qualified as an accredited investor (as defined by Rule 501 under the Securities Act).

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

China Electric Motor, Inc.

Dated: August 9, 2010		/s/ Yue Wang
	By:	Yue Wang
	Its:	Chief Executive Officer

/s/ Heung Sang Fong
	By:	Heung Sang Fong
	Its:	Chief Financial Officer