Form 10-Q/A
period 2010-06-30
CHINA ELECTRIC MOTOR, INC.
filed 2010-08-13
CIK 1421526

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A, which amends the items identified below with respect to the Form 10-Q, filed by China Electric Motor, Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on August 10, 2010 (the “Original Filing”), is being filed to reflect revisions to the Financial Statements.

The Company has corrected an error in its consolidated statements of operations.  The reported weighted average common shares outstanding and the reported basic and diluted earnings per share for the three and six months ended June 30, 2009 did not incorporate the effect a 1-for-1.53846153846154 reverse stock split that occurred in October 2009.

This Form 10-Q/A only corrects information in Item 1 of Part I (Financial Statements).  Other information presented in the Original Filing are not being amended and are not included in this Amendment.

As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Original Filing have been revised, re-executed and re-filed as of the date of this Amendment. Except for the foregoing amended information, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report.  Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

CHINA ELECTRIC MOTOR, INC.
FORM 10-Q/A
For the Quarterly Period Ended June 30, 2010
INDEX

				Page
Part I	Financial Information

	Item 1.	Financial Statements

		(a)	Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	2

		(b)	Consolidated Statements of Operations for the Three and Six months Ended June 30, 2010 and 2009 (Unaudited)	3

		(c)	Consolidated Statements of Cash Flows for the Six months Ended June 30, 2010 and 2009 (Unaudited)	4

		(d)	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Six months Ended June 30, 2010 (Unaudited)	5

		(e)	Notes to Financial Statements (Unaudited)	6

Part II	Other Information

	Item 6.	Exhibits		13

Signatures

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

China Electric Motor, Inc. and Subsidiaries
Consolidated Statements of Operations
 (In US Dollars)
(Unaudited)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$25,295,640	$22,319,384	$46,806,959	$41,212,530
Cost of Goods Sold	(17,923,881)	(16,323,353)	(33,223,401)	(29,862,858)
Gross Profit	7,371,759	5,996,031	13,583,558	11,349,672
Selling Expenses	1,011,789	1,157,084	1,948,905	2,040,954

General and administrative
Merger cost	-	938,152	-	938,152
Research and development	459,444	419,415	847,735	787,995
Depreciation	6,877	5,383	11,515	10,804
Loss on disposal of assets	-	-	65,252	-
Others general and administrative	610,593	559,736	1,517,572	874,999
Total general and administrative	1,076,914	1,922,686	2,442,074	2,611,950
Total operating expenses	2,088,703	3,079,770	4,390,979	4,652,904
Income from operations	5,283,056	2,916,261	9,192,579	6,696,768

Other income (expenses)
Interest income	21,642	6,844	35,239	12,880
Imputed interest	-	(17,016)	-	(34,032)
Total other income (expenses)	$21,642	$(10,172)	35,239	$(21,152)

Income (loss) before income taxes	5,304,698	2,906,089	9,227,818	6,675,616
Income taxes	(1,186,868)	(774,715)	(2,147,488)	(1,532,024)
Net income	$4,117,830	$2,131,374	$7,080,330	$5,143,592

Basic earnings per share	$0.20	$0.18	$0.37	$0.44
Weighed-average shares outstanding, Basic	20,744,743	12,125,842	19,378,648	11,600,470
Diluted earnings per share	$0.20	$0.17	$0.36	$0.44
Weighed-average shares outstanding, Diluted	20,832,957	12,510,623	19,420,586	11,794,426

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

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2010 and 2009 are unaudited)

NOTE 13– RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator
Net income available to common stockholders	$4,117,830	$2,131,374	$7,080,330	$5,143,592

Denominator
Weighted-average shares outstanding for earnings per share, basic	20,744,743	12,125,842	19,378,648	11,600,470
Effect of dilutive securities:
Warrants	88,214	384,781	41,938	193,956
Convertible preferred stock	-	-	-	-
Weighted-average shares outstanding for earnings per share, diluted	20,832,957	12,510,623	19,420,586	11,794,426
Net income per share:
Basic	$0.20	$0.18	$0.37	$0.44
Diluted	$0.20	$0.17	$0.36	$0.44

Note 14 – CORRECTION OF AN ERROR

The 2009 earnings per share is being corrected to reflect a clerical error in the reported weighted average number of common shares outstanding, which was used in determining the 2009 earnings per share as reported in the income statement. The 2009 weighted average shares outstanding as reported did not incorporate the effect a 1-for-1.53846153846154 reverse stock split that occurred in October 2009.

	Originally
	Filed	Adjustment	Corrected

Three months ended June 30, 2009

Weighted average shares outstanding
Basic	18,655,137	(6,529,295)	12,125,842
Diluted	19,248,641	(6,738,018)	12,510,623

Earnings per share - Basic	$0.11	$0.07	$0.18
Earnings per share - Diluted	$0.11	$0.06	$0.17

Six months ended June 30, 2009

Weighted average shares outstanding
Basic	17,846,874	(6,246,404)	11,600,470
Diluted	18,145,266	(6,350,840)	11,794,426

Earnings per share - Basic	$0.29	$0.15	$0.44
Earnings per share - Diluted	$0.28	$0.16	$0.44

NOTE 15–SUBSEQUENT EVENTS

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

Part II Other Information

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

China Electric Motor, Inc.

Dated: August 12, 2010		/s/ Yue Wang
	By:	Yue Wang
	Its:	Chief Executive Officer

/s/ Heung Sang Fong
	By:	Heung Sang Fong
	Its:	Chief Financial Officer