Form 10-Q
period 2010-09-30
CHINA ELECTRIC MOTOR, INC.
filed 2010-11-12
CIK 1421526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File No.:  000-53017

CHINA ELECTRIC MOTOR, INC.
(Exact name of Registrant as specified in its charter)

Delaware	26-1357787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Sunna Motor Industry Park, Jian’an, Fuyong Hi-Tech Park, Baoan District, Shenzhen, Guangdong, 518103
People’s Republic of China
 (Address of principal executive offices)

86-755-8149 9969
 (Registrant’s telephone number, including area code)

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

The registrant had 21,942,243 shares of common stock, par value $0.0001 per share, outstanding as of November 9, 2010.

CHINA ELECTRIC MOTOR, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2010

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

China Electric Motor, Inc. and Subsidiaries
Consolidated Balance Sheets
 (in US dollars)

	September 30,	December 31,
	2010	2009
	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$36,421,357	$10,633,518
Accounts receivable, net	16,010,939	8,526,451
Prepaid expense and other receivable	500,202	-
Inventories, net	8,679,652	7,194,656
Total current assets	61,612,150	26,354,625
Property and equipment, net	14,239,438	7,936,284
Total Assets	$75, 851,588	$34,290,909

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$7,087,290	$2,217,702
Accrued liabilities and other payable	764,568	928,304
Various taxes payable	44,996	28,962
Corporate tax payable	1,561,812	878,305
Due to related party	-	1,581,376
Due to affiliated companies	-	334,977
Total current liabilities	9,458,666	5,969,626
Total Liabilities	9,458,666	5,969,626

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued
Common stock, $0.0001 par value, 100,000,000 shares authorized, 21,245,243 and 14,083,030 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively.	2,124	1,408
Additional paid-in capital	31,079,805	3,899,125
Accumulated other comprehensive income	2,004,707	889,668
Statutory surplus reserve fund	1,177,075	1,177,075
Retained earnings (unrestricted)	32,129,211	22,354,007
Total Shareholders’ Equity	66,392,922	28,321,283
Total Liabilities and Shareholders’ Equity	$75,851,588	$34,290,909

The accompanying notes are an integral part of these consolidated financial statements.

China Electric Motor, Inc. and Subsidiaries
Consolidated Statements of Operations
 (in US dollars)

(Unaudited)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$32,879,183	$22,081,199	$79,686,142	$63,293,729
Cost of Goods Sold	(23,485,762)	(15,598,052)	(56,709,163)	(45,460,910)
Gross Profit	9,393,421	6,483,147	22,976,979	17,832,819

Selling Expenses	1,523,948	1,128,845	3,472,853	3,169,799

General and administrative
Merger cost	-	-	-	938,152
Research and development	783,368	476,124	1,631,103	1,264,119
Loss on disposal of assets	-	-	65,205	-
Others general and administrative	2,865,031	809,790	4,394,165	1,695,483
Total general and administrative	3,648,399	1,285,914	6,090,473	3,897,754
Total operating expenses	5,172,347	2,414,759	9,563,326	7,067,553
Income from operations	4,221,074	4,068,388	13,413,653	10,765,266

Other income (expenses)
Interest income	33,311	6,989	68,550	19,869
Other income (expense), net	(14,710)	2,966	(14,710)	2,856
Imputed interest	-	(35,648)	-	(69,680)
Total other income (expenses)	18,601	(25,693)	53,840	(46,955)

Income before income taxes	4,239,675	4,042,695	13,467,493	10,718,311
Income taxes	(1,544,801)	(849,552)	(3,692,289)	(2,381,576)
Net income	2,694,874	$3,193,143	$9,775,204	$8,336,735

Basic earnings per share	0.13	$0.25	$0.49	$0.71

Weighed-average shares outstanding, Basic	20,908,863	12,926,571	19,894,325	11,788,790

Diluted earnings per share	0.13	$0.24	$0.49	$0.69

Weighed-average shares outstanding, Diluted	20,947,303	13,553,465	20,031,011	12,128,645

The accompanying notes are an integral part of these consolidated financial statements.

China Electric Motor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (in US dollars)

(Unaudited)

	For Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities

Net Income	$9,775,204	$8,336,735
Adjustments to reconcile net income to net cash provided by operating activities:
Shares issued for professional service	8,800	148,720
Loss on dispose of assets	65,205	-
Imputed interest expense	-	69,680
Bad debt recovery	-	(3,246)
Depreciation	850,456	479,417
Employee stock-based compensation	2,445,860	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	(7,484,488)	(2,584,979)
Inventories, net	(1,484,996)	52,129
VAT recoverable	(388,036)	-
Accrued merger cost	-	244,000
Prepaid expenses and other receivables	(112,166)	(75,162)
Increase (decrease) in:
Accounts payable	4,856,172	(240,758)
Accrued liabilities and other payable	(422,837)	(90,130)
Various taxes payable	16,034	(6,816)
Wages payable	259,101	62,676
Corporate tax payable	683,507	380,429
Net cash provided by operating activities	9,067,816	6,772,695

Cash Flows From Investing Activities
Purchases of property and equipment	(7,230,496)	(5,772,362)
Proceeds from disposal of fixed assets	174,799	-
Payment to related parties	(634,559)	-
Net cash used in investing activities	(7,690,256)	(5,772,362)

Cash Flows From Financing Activities
Net proceeds from short-term loan	-	333,557
Net proceeds from issuance of shares	23,444,943	2,379,073
Increase in due to related parties	-	230,383
Net cash provided by financing activities	23,444,943	2,943,013
Effect of exchange rate changes on cash	965,336	(140,060)
Net increase in cash and cash equivalents	25,787,839	3,803,286

Cash and cash equivalents, beginning of period	10,633,518	2,655,808
Cash and cash equivalents, end of period	$36,421,357	$6,459,094

Supplemental disclosure information:
Income taxes paid	$3,036,598	$380,429

The accompanying notes are an integral part of these consolidated financial statements.

China Electric Motor, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the Nine Months Ended September 30, 2010
 (in US dollars)

(Unaudited)

				Accumulated
			Additional	Other	Statutory	Retained	Total
	Common Shares		Paid-in	Comprehensive	Reserve	Earnings	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Fund	(Unrestricted)	Equity	Income
Balance at December 31, 2009	14,083,030	$1,408	$3,899,125	$889,668	$1,177,075	$22,354,007	$28,321,283
Sale of common shares	5,750,000	575	23,444,368	-	-	-	23,444,943
Exercise of warrants	626,870	63	(63)	-	-	-	-
Conversion of debts to director	284,843	28	1,281,766	-	-	-	1,281,794
Shares issued to investor relation company	2,000	-	8,800	-	-	-	8,800
Stock-based compensation	498,500	50	2,445,809	-	-	-	2,445,859
Foreign currency translation adjustment	-	-	-	1,115,039	-	-	1,115,039	$1,115,039
Net income	-	-	-	-	-	9,775,204	9,775,204	9,775,204
Comprehensive income	-	-	-	-	-	-	-	$10,890,243
Balance at September 30, 2010	21,245,243	$2,124	$31,079,805	$2,004,707	$1,177,075	$32,129,211	$66,392,922

The accompanying notes are an integral part of these consolidated financial statements.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2010 and 2009 are unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

China Electric Motor, Inc., formerly known as SRKP21, Inc. (“China Electric,” or the “Company”) was incorporated in the State of Delaware on October 11, 2007. The Company conducts its businesses through its subsidiaries, which include its wholly-owned subsidiary, Attainment Holdings Limited, a British Virgin Islands corporation (“Attainment”), Attainment’s wholly-owned subsidiary, Luck Loyal International Investment Limited, a company organized under the laws of Hong Kong (“Luck Loyal”), Luck Loyal’s wholly-owned subsidiary, Shenzhen YuePengCheng Motor Co., Ltd., a company organized under the laws of the PRC (“YuePengCheng”) and YuePengCheng’s wholly-owned subsidiary, Ningbo Heng Bang Long Electrical Equipment Co., Ltd., a company organized under the laws of the PRC (“HBL Electric”).

Through YuePengCheng, a PRC company incorporated on November 19, 1999 and located in Shenzhen City, Guangdong Province, PRC, the Company designs, produces, markets and sells micro motor products. These products, which are incorporated into consumer electronics, automobiles, power tools, toys and household appliances, are sold under our “Sunna” brand name.

Through HBL Electric, a PRC company incorporated on July 26, 2010 and located in Yuyao, Zhejiang Province, PRC, the Company researches and develops, produces, markets and sells micro motor products, such as auto electrical equipment, plastic products and other hardware for electrical appliances and accessories.

Luck Loyal is primarily a holding company and was founded in Hong Kong in October 2004. Attainment Holdings is primarily a holding company founded in the British Virgin Islands in July 2008.

The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010.

In connection with our public offering on February 3, 2010, Jianrong Li converted approximately $1.3 million of debt owed to her into shares of the Company’s common stock.  Ms. Li is our former director, the wife of the Company’s Chairman of the Board, the mother of its Chief Executive Officer, a director and officer of several of our subsidiaries and the President of Attainment and Luck Loyal. The shares were issued at a conversion price equal to the per share price of the shares of common stock sold in the Company’s public offering, which was $4.50 per share.  The Company issued a total of 284,843 shares of common stock to Ms. Li pursuant to the conversion.  As a result of the conversion of the debt into equity, the debt is no longer outstanding.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting year. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

b.	Advertising Costs

The Company expenses advertising costs as incurred.  The Company incurred $251,290 and $417,020 on advertising expenses for the nine months ended September 30, 2010 and 2009, respectively.

c.	Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2010 and 2009 are unaudited)

Period Covered	Balance Sheet Date Rates	Average Rates
Nine Months Ended September 30, 2010	6.69792	6.79810
Nine Months Ended September 30, 2009	6.81756	6.82174

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Nine Months Ended September 30, 2010	7.80000	7.80000
Nine Months Ended September 30, 2009	7.75013	7.75193

NOTE 3 – INVENTORY

Inventory includes raw materials, work-in-process (“WIP”), and finished goods. Finished goods contain direct material, direct labor and manufacturing overhead and do not contain general and administrative costs.

Inventory consists of the following:

	September 30,	December 31,
	2010	2009
Raw materials	$2,929,182	$2,348,911
Finished goods	3,361,991	2,472,236
Work-in-process	2,388,479	2,373,509
Inventory, net	$8,679,652	$7,194,656

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

	September 30,	December 31,
	2010	2009
Building	$4,555,053	$3,707,135
Machinery and equipment	12,302,227	6,477,478
Electronic, office and other equipment	277,413	149,693
Accumulated depreciation	(2,895,255)	(2,398,022)
Property and equipment, net	$14,239,438	$7,936,284

The depreciation expense for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Cost of goods sold	$391,606	$168,825	$831,645	$463,426
Operating expenses	7,296	5,187	18,811	15,991
Total	$398,902	$174,012	$850,456	$479,417

NOTE 5 – DUE TO DIRECTOR

Due to director consists of the following:

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2010 and 2009 are unaudited)

	September 30,	December 31,
	2010	2009
Due to director - Li, Jianrong: Luck Loyal loans	$-	$1,581,376
Total	$-	$1,581,376

In November 2007, Luck Loyal acquired a 25% ownership interest in YuePengCheng from Taiwan Qiling Shashi Enterprises (“Qiling”), a company owned by a relative of Jianrong Li. In September 2008 Luck Loyal acquired the remaining 75% ownership interest in YuePengCheng from Shenzhen YuePengDa Development Enterprises (“YuePengDa”), a company owned by the son of Jianrong Li. Pursuant to the principal agreements, Luck Loyal paid Qiling and YuePengDa RMB 2.5 million and RMB 7.5 million, respectively, for these ownership interests. These amounts were contributed by a director of Luck Loyal, Jianrong Li, in 2007 and 2008.

In connection with our public offering on February 3, 2010, Jianrong Li converted approximately $1.3 million of debt owed to her into shares of the Company’s common stock.  Ms. Li is our former director, the wife of the Company’s Chairman of the Board, the mother of its Chief Executive Officer, a director and officer of several of our subsidiaries and the President of Attainment and Luck Loyal.  These shares were issued at a conversion price equal to the per share price of the shares of common stock sold in the Company’s public offering, which was $4.50 per share.  The Company issued a total of 284,843 shares of common stock to Ms. Li pursuant to the conversion.  As a result of the conversion of the debt into equity, the debt is no longer outstanding.

During the three months ended March 31, 2010, we incorrectly transferred approximately $1.3 million to an account controlled by Jianrong Li (the “Transfer”). These funds were transferred to Ms. Li to facilitate a deposit payment related to a contemplated acquisition by the Company. The acquisition was abandoned and in April 2010 the full balance of these funds was returned to the Company. In addition to the Transfer, there were several unrelated transfers to and from Ms. Li. Prior to the Transfer, the outstanding balance to Ms. Li was an accounts receivable of Ms. Li. After the Transfer, the balance became an accounts payable to Ms. Li. Management subsequently evaluated these transactions and determined that the transfers violated Section 402 of the Sarbanes-Oxley Act of 2002. No further transfers, loans, advances or similar arrangements will be made by the Company or any of its subsidiaries to Ms. Li or any of our officers or directors or any of their family members.

Due to affiliated company

Due to affiliated company consists of the following:

	September 30,	December 31,
	2010	2009
Due to affiliated company, Excel Profit	$-	$334,977
Total	$-	$334,977

In connection with the initial closing of the Private Placement on May 6, 2009, Excel Profit Global Group Limited, a British Virgin Islands corporation and a shareholder (“Excel Profit”) of the Company issued a promissory note in the principal amount of $335,000 bearing no interest to an unrelated party (the “Note”). The Company assumed the obligations of the Note as of the date of the Note’s issuance because the note proceeds were received by Luck Loyal but not transferred to the shareholder. The principal was originally due and payable on or before the earlier of (a) nine months from the date of issuance of the Note or (b) upon the receipt by the Company after the date of the Note of at least $1.0 million in additional proceeds in the Private Placement. Subsequently, the noteholder agreed to extend the Company’s repayment of the Note until the closing of the public offering of the Company’s common stock. The Company repaid the note in full in February 2010.

NOTE 6 – STATUTORY RESERVES

As stipulated by the relevant laws and regulations for enterprises operating in PRC, the Company is required to make annual appropriations to a statutory surplus reserve fund. Specifically, the Company is required to allocate 10% of its profits after taxes, as determined in accordance with the PRC accounting standards applicable to the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Company. The Company reserved $1,177,075 for nine months ended September 30, 2010 and for the year ended December 31, 2009.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2010 and 2009 are unaudited)

NOTE 7 – INCOME TAX

Income Tax

Luck Loyal is a holding company registered in Hong Kong and has no operating profit for tax liabilities.

YuePengCheng is registered and deemed to be a “Hi-Tech Corporation” in the PRC. Consequently, the Company has tax advantages granted by the local government for corporate income taxes and sales taxes.

The effective tax rate for YuePengCheng for the years ended December 31, 2010 is 22%, compared to the rate of 20% for the same period of 2009. The Company paid $3,036,598 for PRC enterprises income tax for the nine months ended September 30, 2010, compared to $380,429 during the same period of 2009.

HBL Electric is not recognized as a “Hi-Tech Corporation” and is subject to pay PRC enterprise income tax at the rate of 25%.

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

The Company may from time to time be assessed interest or penalties by applicable tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

Various Taxes

The Company is subject to pay various taxes such as value added tax (“VAT”), city development tax, and education tax to the local government tax authorities. The VAT collected on sales is netted against taxes paid for purchases of cost of goods sold to determine the amounts payable and refundable. The city development tax and education tax are expensed as general and administrative expense.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leased its factory premises and staff quarters for approximately $300,000 per year. This lease was terminated effective September 30, 2009, after the Company purchased the factory building. The lease agreement for the factory building was terminated without penalties.

The Company signed a new lease agreement for the remaining buildings, including the staff quarters, from the lessor for approximately $176,000 per year.

In April, 2010, the Company signed another lease agreement for a new building from the lessor for approximately $122,482 per year.

In July 2010, the Company leased a new factory in Yuyao, Zhejiang Province. This factory is used by HBL Electric to produce micro motor products. The factory lease was effective on August 1, 2010 and expires on July 31, 2013, with monthly lease payments of approximately $4,980, which amounts to an aggregate of $179,280 over the life of the lease.

Rent expense totaled $213,755 and $230,128 for nine months ended September 30, 2010 and 2009, respectively.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2010 and 2009 are unaudited)

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

The geographic information for revenue is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
China Mainland	$21,559,922	65.6%	$12,201,020	55.3%	$52,224,780	65.5%	$36,687,173	58.0%
Korea	5,847,541	17.8%	4,836,637	21.9%	14,197,252	17.8%	13,929,630	22.0%
Hong Kong	5,471,720	16.6%	5,043,542	22.8%	13,264,110	16.6%	12,676,927	20.0%
Total	$32,879,183		$22,081,199		$79,686,142		$63,293,729

The major product categories information for revenue is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
Home Appliance Motor	$24,993,569	76.0%	$12,859,081	58.3%	$56,870,633	71.3%	$41,226,480	65.1%
Auto Parts	4,545,624	13.8%	5,724,624	25.9%	13,949,260	17.5%	13,716,275	21.7%
Digital Motor	2,814,396	8. 6%	3,497,494	15.8%	8,342,746	10.5%	8,350,974	13.2%
Vibration & Toys Motor	525,594	1.6%	-	-	523,503	0.7%		-
Total	$32,879,183		$22,081,199		$79,686,142		$63,293,729

The geographical information for accounts receivables which are classified based on the Company’s customers is as follows:

	September 30,	December 31,
	2010	2009
China Mainland	$11,566,898	$6,037,505
Korea	1,996,883	1,408,311
Hong Kong	2,447,158	1,080,635
Total	$16,010,939	$8,526,451

NOTE 10 –COMMON STOCK

On January 28, 2010, the Company completed a public offering consisting of 5,000,000 shares of common stock, par value 0.0001 per share. Roth Capital Partners, LLC (“Roth”) and WestPark Capital, Inc. (“WestPark,” and together with Roth, the “Underwriters”) acted as co-underwriters in the public offering. The Company’s shares of common stock were sold to the public at a price of $4.50 per share, for gross proceeds of approximately $22.5 million.  Compensation for the Underwriters’ services included discounts and commissions of approximately $1.5 million, a $281,250 non-accountable expense allowance, roadshow expenses of approximately of $10,000, and legal counsel fees (excluding blue sky fees) of $40,000. The Underwriters also received warrants to purchase an aggregate of 500,000 shares of common stock at an exercise price of $5.625 per share. The warrants, which have a term of five years, are not exercisable until at least one-year from the date of issuance. The warrants also carry registration rights.

On January 28, 2010, the Underwriters exercised their over-allotment option in full for the offer and sale of 750,000 additional shares of common stock at $4.50, for gross proceeds of approximately $3.4 million. Discounts and commissions to the Underwriters totaled $219,375.

On January 28, 2010, the Company converted approximately $1.3 million of outstanding debt it owed to Jianrong Li into 284,843 shares of the Company’s common stock upon the closing of the Company’s public offering, based on a conversion price of $4.50 per share.

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2010 and 2009 are unaudited)

On February 11, 2010, eleven investors holding warrants to purchase an aggregate of 626,894 shares of the Company’s common stock elected to exercise such options. Because each of the investors exercised the warrants pursuant to a cashless exercise, the Company issued an aggregate of 626,870 shares of its common stock to the investors.

The Company has 10,000,000 shares of preferred stock authorized with none issued.

NOTE 11 – STOCK-BASED COMPENSATION

On July 20, 2010 the Company issued 2,000 shares of common stock to Redchip Companies, Inc., pursuant to a consulting agreement signed on February 3, 2010. The fair value of such services received during this period was calculated as the market price at the date of grant.

The Company’s Board of Directors approved the China Electric Motor, Inc. 2010 Omnibus Incentive Plan (the “Plan”) covering 3,000,000 of the Company’s common stock on June 28, 2010. The Company’s stockholders approved the Plan at the Company’s annual meeting of stockholders on August 2, 2010.

The company issued 1.2 million shares of common stocks to employees for compensation pursuant to the Plan on August 31, 2010. The grant-date fair value of the stock was $5,547,120 and $ 2,445,860 of this amount was recorded in the nine months ended September 30, 2010. The fair value was determined based on the quoted price of our stock on the grant date. The unvested portion of this award, $3,234,080, will be recognized ratably over the requisite service period or two to three years.

The Company estimates that the forfeiture rate of the restricted shares will be less than 5%.

Shares granted pursuant to the Plan consist of the following:

	September 30, 2010

Shares vested	498,500	$2,313,040
Unvested shares	697,000	3,234,080
Shares granted per the Plan	1,195,500	$5,547,120

NOTE 12 – WARRANTS

Warrants remaining from Share Exchange

Prior to the closing of a share exchange transaction on May 6, 2009 (the “Share Exchange”) and the initial closing of a private placement transaction on May 6, 2009 (the “Private Placement”), the shareholders of the Company held an aggregate of 4,612,662 warrants to purchase shares of the Company’s common stock, and an aggregate of 3,985,768 warrants were cancelled in conjunction with the closing of the Share Exchange. Immediately after the closing of the Share Exchange and initial closing of the Private Placement, the original shareholders of the company held an aggregate of 626,894 warrants with an exercise price of $0.000154.

On February 11, 2010, the eleven original shareholders holding warrants to purchase an aggregate of 626,894 shares of the Company’s common stock elected to exercise such warrants. Because each of the shareholders exercised the warrants pursuant to a cashless exercise, the Company issued an aggregate of 626,870 of its common stock to the shareholders.

In connection with the public offering that closed on February 3, 2010, the Company granted the Underwriters warrants to purchase an aggregate of 500,000 shares of common stock at an exercise price of $5.625 per share. The warrants, which have a term of five years, are not exercisable until at least one year from the date of issuance.  The warrants also carry registration rights.

 The summary of the status of the Company’s outstanding warrants and changes as of September 30, 2010 are as follows:

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2010 and 2009 are unaudited)

	Number of	Weighted average
	Warrants	Exercise Price
December 31, 2009	626,894	$0.000154
Granted	500,000	$5.625
Exercised	(626,870)	$0.000154
Forfeited	(24)	$0.000154
September 30, 2010	500,000	$5.625

NOTE 13 –REGISTRATION PAYMENT ARRANGEMENT

Pursuant to the Registration Rights Agreement (“Agreement”) dated May 6, 2009, by and among the Company, Attainment and certain of the original stockholders of the Company prior to the Share Exchange who are affiliates of WestPark Capital, Inc. (the “Original Stockholders”), the Company agreed to file a registration statement covering the resale of the shares held by the Original Stockholders (the “Subsequent Registration Statement”) no later than the tenth day after the end of the six month period immediately following the filing date of the registration statement covering the shares of common stock sold in the Private Placement (the “Required Filing Date”). The Company agreed to use its reasonable best efforts to cause the Subsequent Registration Statement to become effective within 150 days after the Required Filing Date or the actual filing date, whichever is earlier, or 180 days after the Required Filing Date or the actual filing date, whichever is earlier, if the Registration Statement is subject to a full review by the SEC (the “Required Effectiveness Date”).

If the Subsequent Registration Statement is not filed by the Required Filing Date or if the Subsequent Registration Statement does not become effective on or before the Required Effectiveness Date due to the failure of the Company to fulfill its obligations under the Agreement, the Company is required to issue, as liquidated damages, to each of the Original Stockholders, shares of common stock (the “Penalty Shares”) equal to a total of 0.0333% of each Original Stockholder’s respective shares for each calendar day that the Subsequent Registration Statement has not been filed or declared effective by the SEC (and until the Subsequent Registration Statement is filed with or declared effective by the SEC), as applicable. No Penalty Shares are due to the Original Stockholders if the Company is using its best efforts to cause the Subsequent Registration Statement to be filed and declared effective in a timely manner.

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

 NOTE 14 – RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator
Net income available to common stockholders	$2,694,874	$3,193,143	$9,775,204	$8, 336,735

Denominator
Weighted-average shares outstanding for earnings per share, basic	20,908,863	12,926,571	19,894,325	11,788,790
Effect of dilutive securities:
Warrants	-	626,894	1,330	339,855
Unvested Shares	38,440	-	135,356	-
Convertible preferred stock	-	-	-	-
Weighted-average shares outstanding for earnings per share, diluted	20,947,303	13,553,465	20,031,011	12,128,645
Net income per share:
Basic	$0.13	$0.25	$0.49	$0.71
Diluted	$0.13	$0.24	$0.49	$0.69

China Electric Motor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2010 and 2009 are unaudited)

NOTE 15 – SUBSEQUENT EVENTS

On November 6, 2010, HBL Electric entered into an Asset and Business Purchase Agreement (the “Agreement”) with Ningbo Bang Shi Da Electrical Equipment Co., Ltd. (the “Seller”), a limited liability company organized under PRC law, and Fan Wenda, the chairman of the board of the Seller. Assets purchased include certain assets used in connection with the production and processing of auto electrical equipment, plastic products, hardware, auto fittings and moulds. Pursuant to the Agreement HBL Electric agreed to purchase the assets and business of the Seller for an aggregate purchase price of RMB 49,322,100 (or approximately US$7.4 million) (the “Acquisition”).  The purchase price will be paid by HBL Electric in a series of installments, and will be subject to certain adjustments. Please refer to the Company’s Current Report on Form 8-K filed on November 9, 2010 for more information regarding the Acquisition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of China Electric Motor, Inc. (“China Electric”), China Electric’s wholly-owned subsidiary Attainment Holdings Limited (“Attainment Holdings”), Attainment Holdings’ wholly-owned subsidiary, Luck Loyal International Investment Limited (“Luck Loyal), and Luck Loyal’s wholly-owned subsidiary, Shenzhen YuePengCheng Motor Co., Ltd. (“Shenzhen YPC”) and Shenzhen YPC’s wholly owned subsidiary, Ningbo Heng Bang Long Electrical Equipment Co., Ltd. (“HBL Electric”, and together with Attainment Holdings, Luck Loyal and Shenzhen YPC, the “Company,” “we,” “our,” and “us”).

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.

Forward-Looking Statements

This report contains forward-looking statements. The words “anticipate,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

Through Shenzhen YPC, a PRC company incorporated on November 19, 1999 and located in Shenzhen City, Guangdong Province, PRC, the Company designs, produces, markets and sells micro-motor products. These products, which are incorporated into consumer electronics, automobiles, power tools, toys and household appliances, are sold under our “Sunna” brand name.

Through HBL Electric, a PRC company incorporated on July 26, 2010 and located in Yuyao, Zhejiang Province, PRC, the Company researches and develops, produces, markets and sells micro motor products, such as auto electrical equipment, plastic products and other hardware for electrical appliances and accessories.

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

A small number of customers account for a very significant percentage of our revenue.  For the nine months ended September 30, 2010, we had six customers who each accounted for approximately 5% of total sales, who together accounted for 38.7% of our total sales for the period. One of those customers accounted for approximately 10% of our total sales for the nine months ended September 30, 2010. This customer accounted for 3.0% of our trade receivables as of September 30, 2010. During the nine months ended September 30, 2009, we had eight customers that generated approximately 5% of our total sales, who together accounted for 60.3% of our total sales for the period. Two of those customers, Shenzhen Hongxinyu Trading Co., Ltd and Shanghai Keyu International Trading Co., Ltd. accounted for approximately 10% of our total sales, specifically accounting for 10.4% and 10.1% of our total sales for the period, respectively. At September 30, 2009, those two customers represented 7.5% and 11.8%, respectively, of our trade receivables.  Unless we replace a customer, the loss of any of these customers could have a material adverse effect upon our revenue and net income.

Recent Events

During the three months ended March 31, 2010, we incorrectly transferred approximately $1.3 million to an account controlled by Jianrong Li (the “Transfer”). Ms. Li is our former director, the wife of the Company’s Chairman of the Board, the mother of its Chief Executive Officer, a director and officer of several of our subsidiaries and the President of Attainment and Luck Loyal. These funds were transferred to Ms. Li to facilitate a deposit payment related to a contemplated acquisition by the Company. The acquisition was abandoned and in April 2010 the full balance of these funds was returned to the Company. In addition to the Transfer, there were several unrelated transfers to and from Ms. Li. Prior to the Transfer, the outstanding balance to Ms. Li was an accounts receivable of Ms. Li. After the Transfer, the balance became an accounts payable to Ms. Li. Management subsequently evaluated these transactions and determined that the transfers violated Section 402 of the Sarbanes-Oxley Act of 2002. No further transfers, loans, advances or similar arrangements will be made by the Company or any of its subsidiaries to Ms. Li or any of our officers or directors or any of their family members. As a result of the transfers by us to Ms. Li, we and/or our Chief Executive Officer and Chairman of the Board could become subject to sanctions, penalties, investigations or other proceedings.

Public Offering

In February 2010, we completed a public offering consisting of 5,000,000 shares of our common stock. Roth Capital Partners, LLC (“Roth”) and WestPark Capital, Inc. (“WestPark,” and together with Roth, the “Underwriters”) acted as co-underwriters in the public offering.  Our shares of common stock were sold to the public at a price of $4.50 per share, for gross proceeds of approximately $22.5 million.  Compensation for the Underwriters’ services included discounts and commissions of approximately $1.5 million, a $281,250 non-accountable expense allowance, roadshow expenses of approximately of $10,000, and legal counsel fees (excluding blue sky fees) of $40,000.  The Underwriters also received warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $5.625 per share.  The warrants, which have a term of five years, are not exercisable until at least one-year from the date of issuance.   The warrants also carry registration rights.

On February 24, 2009, the Underwriters exercised their over-allotment option in full for the offer and sale of 750,000 additional shares of common stock at $4.50, for gross proceeds of approximately $3.4 million.  Discounts and commissions to the Underwriters totaled $219,375.

As of September 30, 2010, we had used approximately $9.9 million of the proceeds of the public offering to increase manufacturing capacity, purchase more industrial space, modernize factory equipment, and for other general corporate purposes.

Li Conversion

In connection with our public offering on February 3, 2010, Jianrong Li converted approximately $1.3 million of debt owed to her into shares of the Company’s common stock.  Ms. Li is our former director, the wife of the Company’s Chairman of the Board, the mother of its Chief Executive Officer, a director and officer of several of our subsidiaries and the President of Attainment and Luck Loyal. The shares were issued at a conversion price equal to the per share price of the shares of common stock sold in the Company’s public offering, which was $4.50 per share.  The Company issued a total of 284,843 shares of common stock to Ms. Li pursuant to the conversion.  As a result of the conversion of the debt into equity, the debt is no longer outstanding.

Stock Incentive Plan

Our Board of Directors approved the China Electric Motor, Inc. 2010 Omnibus Incentive Plan (the “Plan”) covering 3,000,000 of our common stock on June 28, 2010. Our stockholders approved the Plan at our annual meeting of stockholders on August 2, 2010. We made the following grants pursuant to the Plan on August 31, 2010:

(1) 20,000 shares to each of James M. Lee and Tony Shen, two of the Company’s independent directors, which will vest for each in eight equal quarterly installments;

(2) 250,000 shares to Yue Wang, the Company’s Chief Executive Officer, which shares will vest in 3 equal yearly installments;

(3) an aggregate of 755,500 shares to various management and employees, which shares will vest in two or three equal yearly installments; and

(4) 150,000 shares to Heung Sang Fong, the Company’s Chief Financial Officer and Corporate Secretary and one of its directors, which shares were immediately vested upon grant.

We also agreed to grant:

(1) Heung Sang Fong on January 31, 2012 an additional 300,000 shares, of which 250,000 shares were immediately vested upon grant and of which 50,000 shares will vest on May 31, 2012; and

(2) 25,000 shares to each of Xinming Xiao, the Company’s Chief Operating Officer, and Shenping Wang, the Company’s Chief Technology Officer, on January 29, 2012, which will vest immediately upon grant, and an additional 25,000 shares to each of Mr. Xiao and Mr. Wang on June 1, 2013. Additional terms and conditions of the grants, including the vesting schedule of the additional 25,000 shares to be granted on June 1, 2013, will be determined by the Company’s Board of Directors in accordance with the Plan at the time of the grant.

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

Bang Shi Da Acquisition

On November 6, 2010, HBL Electric entered into an Asset and Business Purchase Agreement (the “Agreement”) with Ningbo Bang Shi Da Electrical Equipment Co., Ltd. (the “Seller”), a limited liability company organized under PRC law, and Fan Wenda, the chairman of the board of the Seller. Assets purchased include certain assets used in connection with the production and processing of auto electrical equipment, plastic products, hardware, auto fittings and moulds. Pursuant to the Agreement HBL Electric agreed to purchase the assets and business of the Seller for an aggregate purchase price of RMB 49,322,100 (or approximately US$7.4 million) (the “Acquisition”).  The purchase price will be paid by HBL Electric in a series of installments, and will be subject to certain adjustments. Please refer to the Company’s Current Report on Form 8-K filed on November 9, 2010 for more information regarding the Acquisition.

Critical Accounting Policies, Estimates and Assumptions

The Securities and Exchange Commission (the “SEC”) defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

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

We maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis.  Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than anticipated, or for customer-specific circumstances, such as financial difficulty.

There were no bad debts written off for the nine months ended September 30, 2010 and 2009, respectively, as there were no accounts receivable outstanding in excess of 90 days at September 30, 2010 and 2009. The aging of the accounts receivable is as follows:

	September 30,	December 31,
	2010	2009
1-30 days	$14,206,771	$8,526,451
31-60 days	1,804,168	-
60-90 days	-	-
Total	$16,010,939	$8,526,451

Inventories

Inventory levels are based on projections of future demand and market conditions.  Inventories are stated at cost, not in excess of market, using the weighted average cost method.  Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories.  Because most of our products are customized and unique to a particular customer, there is a risk that we will forecast inventory needs incorrectly and purchase or produce excess inventory.  As a result, actual demand may differ from forecasts, and such differences, if not managed, may have a material adverse effect on future results of operations due to required write-offs of excess or obsolete inventory.  To mitigate such exposure, we require a binding purchase order or a signed agreement by our customer agreeing to pay for and take possession of finished goods inventory parts for the duration of the agreement.  On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions.  To the extent that we increase our reserves for future periods, our operating income will be reduced.

Revenue Recognition

We recognize revenue net of value added tax (“VAT”) when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, and acceptance of ownership and assumption of risk of loss by the customer, as well as predetermined fixed pricing, persuasive evidence of an arrangement exists, and collection of the relevant receivables is probable. We include shipping charges billed to customers in net revenue, and include the related shipping costs in cost of sales.  No return allowance is made as products returns are insignificant based on historical experience.

We do not provide different policies in terms, warranties, credits, discounts, rebates, price protection, or similar privileges among customers.  Orders are placed by both the distributors and OEMs and the products are delivered to the customers within 30-45 days of order. We do not provide price protection or right of return to customers. Product prices are predetermined and fixed based on contractual agreements and, therefore, customers would be responsible for any loss if they are faced with sales price reductions and technology obsolescence. We do not allow any discounts, credits, rebates or similar privileges.

We warrant our products for up to one year from the date the products leave our factory, under which we will pay for labor and parts, or offer a new or similar unit in exchange for a non-performing unit due to defects in material or workmanship. Customers may also return products for a variety of reasons, such as damage to goods in transit, cosmetic imperfections and mechanical failures, if within the warranty period. There is no allowance for warranty on the products sales as historical costs incurred for warranty replacements and repairs have been insignificant.

Results of Operations

The following table sets forth information from our statements of operations for the three and nine months ended September 30, 2010 and 2009, in dollars in thousands, except earnings per share and as a percentage of revenue (unaudited):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
		Percent of		Percent of		Percent of		Percent of
	In Dollars	Revenue	In Dollars	Revenue	In Dollars	Revenue	In Dollars	Revenue
	(in thousands, except earnings per share)
Revenue	$32,879	100.0%	$22,081	100.0%	$79,686	100.0%	$63,294	100.0%
Cost of goods sold	(23,486)	71.4%	(15,598)	70.6%	(56,709)	71.2%	(45,461)	71.8%
Gross profit	9,393	28.6%	6,483	29.4%	22,977	28.8%	17,833	28.2%

Operating Costs and Expenses:
Selling expenses	1,524	4.6%	1,129	5.1%	3,473	4.4%	3,170	5.0%
Merger cost	-	-	-	-	-	-	938	1.5%
Research and development	783	2.4%	476	2.2%	1,631	2.0%	1264	2.0%
Loss on disposal of assets	-	-	-	-	65	0.1%	-	-
Other general and administrative	2,865	8.7%	810	3.7%	4,394	5.5%	1,696	2.7%
Total operating costs and expenses	5,172	15.7%	2,415	10.9%	9,563	12.0%	7,068	11.2%

Income from operations	4,221	12.8%	4,068	18.4%	13,414	16.8%	10,765	17.0%
Other income (expenses)
Interest income	33	0.1%	7	*	68	0.1%	20	*
Other sundry income (expense)	(15)	*	3	*	(15)	*	3	*
Imputed interest	-	-	(36)	0.2%	-	-	(70)	0.1%
Total other income (expenses)	18	0.1%	(26)	0.1%	53	0.1%	(47)	0.1%

Income before income taxes	4,239	12.9%	4,042	18.3%	13,467	16.9%	10,718	16.9%
Provision for income taxes	(1,544)	4.7%	(849)	3.8%	(3,692)	4.6%	(2,381)	3.8%
Net income	$2,695	8.2%	$3,193	14.5%	$9,775	12.3%	$8,337	13.2%

Basic earnings per share	$0.13		$0.25		$0.49		$0.71
Diluted earnings per share	$0.13		$0.24		$0.49		$0.69

* Less than $1,000 or 0.1%.

Three Months Ended September 30, 2010 and 2009

Revenue for the three months ended September 30, 2010 were $32.9 million, an increase of 48.9%, compared to revenue of $22.1 million for the three months ended September 30, 2009.  The increase in revenue was primarily attributable to an increase in the number and average selling price of micro motor units sold during the three months ended September 30, 2010. During the three months ended September 30, 2010, we sold more of our higher-priced products which include our numerical control motor products than our lower-priced products. Sales of our higher-profit products increased $1.9 million in the three months ended September 30, 2010 from the comparable period in 2009. Sixty-one percent of third quarter 2010 revenue was from original equipment manufacturers customers, compared to 27.3% in the same period last year. As a percentage of total revenue, sales of the Home Appliance Motor, Auto Parts, Digital Motor and Vibration & Toys Motor product series in the third quarter of 2010 were 76.0%, 13.8%, 8.6% and 1.6%, respectively. In the third quarter of 2009, as a percentage of total revenue, sales of the Home Appliance Motor, Auto Parts and Digital Motor product series were 58.3%, 25.9% and 15.8%, respectively. Approximately 65.6% of third quarter 2010 sales were to customers in China, compared to 55.3% in the same period last year.

Cost of goods sold consists of the cost of motor sales and other materials. Cost of goods sold was $23.5 million for the three months ended September 30, 2010, an increase of $7.9 million, or 50.6%, compared to $15.6 million for the three months ended September 30, 2009. As a percentage of revenue, cost of goods sold increased slightly to 71.4% for the three months ended September 30, 2010 compared to 70.6% for the comparable period in 2009. This increase was primarily due to stock-based compensation granted to our employees in production department, and was partially attributable to an increase in sales of our higher-profit products, which are costlier to produce, but offset by an increase in the selling price of micro-motor units.

Gross profit for the three months ended September 30, 2010, was 9.4 million, or 28.6% of revenue, compared to $6.5 million, or 29.4% of revenue, for the comparable period in 2009.  Management considers gross profit to be a key performance indicator in managing our business.  Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The increase in our gross profit margin for the three months ended September 30, 2010 is primarily due to an increase in sales of our higher-profit micro motor products. The slight gross margin decrease compared to the same period last year was due to an increase in steel and copper prices. The Company has been able to pass on most of the increase in steel and copper prices to its customers.

Selling expenses were $1.5 million for the three months ended September 30, 2010 compared to $1.1 million for the comparable period in 2009. The increase was due to an increase in sales units of our motor products and increased efficiency in our sales efforts. As a percentage of total revenue, third quarter 2010 selling expenses decreased to 4.6%, compared to 5.1% in the third quarter 2009.

Research and development costs were $0.8 million, or 2.4% of revenue in the three months ended September 30, 2010, compared to $0.5 million or 2.2% of revenue in the comparable period in 2009, representing a 64.5% increase. The increased spending on research and development for the three months ended September 30, 2010 was primarily due to stock-based compensation granted to our employees in research and development department, and was partially due to our increase in research and development efforts on new products. In the future, our research and development spending could increase to support the future growth of the company.  As a percent of revenue, we expect our research and development spending to be 1.8% to 2.2% of our revenue.

Total general and administrative (“G&A”) expenses for the third quarter 2010 increased year-over-year to $3.6 million, compared to $1.3 million in the third quarter 2009. The Company granted 1.2 million shares to employees on August 31, 2010. $2.4 million of the total grant-date fair value of $5.5 million was recorded as a non-cash expense in the third quarter of 2010. As a percentage of total revenue, including the stock-based compensation expense of $2.4 million, third quarter 2010 total G&A expenses were 12.1%, compared to 5.8% in the third quarter of 2009.

Other general and administrative expenses for the three months ended September 30, 2010 were $2.9 million, or 8.7%, of revenue, compared to $0.8 million, or 3.7%, of revenue, for the comparable period in 2009. Other general and administrative expenses include office expenses, salary and benefits, rent and utilities and other expense. As compared to the comparable period in 2009, other general and administrative expenses for the three months ended September 30, 2010 consist of an increase of $2.1 million in salary and benefits expenses, which is primarily due to the stock-based compensation granted to employees on August 31, 2010, and an increase of $0.1 million in professional expenses and other expenses, offset by a decrease of $0.1 million in office expenses.  We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Total operating expenses for the third quarter 2010 increased year-over-year by 114.2%, to $5.2 million.

Operating income for the third quarter 2010, including the stock-based compensation expense of $2.4 million, was $4.2 million, compared to $4.1 million in the third quarter of 2009.

Interest income for the three months ended September 30, 2010, was $33,311 compared to interest income of $6,989 for the comparable period in 2009.  The increase in interest income is primarily due to an increased deposit balance in our bank account as a result of the proceeds we received in the initial public offering in February 2010.

Imputed interest expenses for the three months ended September 30, 2010 were nil compared to $35,648 for the comparable period in 2009 because we did not calculate the imputed interests for related party transactions based on guidance provided by ASC 835-30.

Income tax expenses for the three months ended September 30, 2010 were $1.5 million as compared to income tax expenses of $0.8 million, for the comparable period in 2009. The increase in income tax expense for the three months ended September 30, 2010 was primarily due to an increase in our taxable income in the three months ended September 30, 2010 and an increase in our tax rate to 22% for the three months ended September 30, 2010 from 20% in the comparable in 2009.  Shenzhen YPC is registered in PRC and has tax advantages granted by the local government for corporate income taxes and sales taxes.  HBL Electric is subject to pay enterprise income tax at the rate of 25%. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law (the “EIT Law”), under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%.  The new law became effective on January 1, 2008.  During the transition period for enterprises established before March 16, 2007, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012.  We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

Net income for the three months ended September 30, 2010 was $2.7 million compared to $3.2 million for the three months ended September 30, 2009.

Third quarter basic and diluted earnings per share, including the stock-based compensation expense of $2.4 million, were $0.13 each, based on 20,908,863 and 20,947,303 weighted average shares outstanding, respectively. In the third quarter of 2009, basic and diluted earnings per share were $0.25 and $0.24, respectively, based on 12,926,571 and 13,553,465 weighted average shares outstanding, respectively.

Nine Months Ended September 30, 2010 and 2009

Revenue for the nine months ended September 30, 2010 were $79.7 million, an increase of 25.9%, compared to revenue of $63.3 million for the nine months ended September 30, 2009.  The increase in revenue was primarily attributable to an increase in the number and average selling price of micro-motor units sold during the nine months ended September 30, 2010. During the nine months ended September 30, 2010, we sold more of our higher-priced products which include our numerical control motor products than our lower-priced products. Sales of our higher-profit products increased $0.2 million in the nine months ended September 30, 2010 from the comparable period in 2009. Fifty-two percent of first nine month 2010 revenue was from original equipment manufacturer customers, compared to 36.2% in the same period last year. As a percentage of total revenue, sales of the Home Appliance Motor, Auto Parts, Digital Motor and Vibration & Toys Motor product series in the first nine months of 2010 were 71.3%, 17.5%, 10.5% and 0.7%, respectively. As a percentage of total revenue, sales of the Home Appliance Motor, Auto Parts and Digital Motor product series were 65.1%, 21.7% and 13.2%, respectively, in the first nine months of 2009. Approximately 65.5% of first nine month sales were to customers in China, compared to 58.0% in the same period last year.

Cost of goods sold consists of the cost of motor sales and other materials.  Cost of goods sold was $56.7 million for the nine months ended September 30, 2010, an increase of $11.2 million, or 24.7%, compared to $45.5 million for the nine months ended September 30, 2009.  This increase was primarily due to an increase in the prices of raw materials, particularly lacquered wire, and an increase in our sale of higher priced products.  As a percentage of revenue, cost of goods sold decreased to 71.2% for the nine months ended September 30, 2010 compared to 71.8% for the comparable period in 2009. This decrease was attributable to an increase in the average selling price of micro-motor units and increase of sales of our higher-profit products.

Gross profit for the nine months ended September 30, 2010, was $23.0 million, or 28.8% of revenue, compared to $17.8 million, or 28.2% of revenue, for the comparable period in 2009. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The increase in our gross profit margin for the nine months ended September 30, 2010 is primarily due to an increase of sales of our higher-profit micro motor products.

Selling expenses were $3.5 million for the nine months ended September 30, 2010 compared to $3.2 million for the comparable period in 2009. The increase was due to an increase in sales units of our motor products and increased efficiency in our sales efforts. As a percentage of total revenue, first nine months of 2010 selling expenses decreased to 4.4%, compared to 5.0% in the first nine months of 2009.

We incurred merger costs of $nil in the nine months ended September 30, 2010 compared to $938,152 in the nine months ended September 30, 2009 related to the share exchange transaction which closed on May 6, 2009.

Research and development costs were $1.6 million or 2.0% of revenue in the nine months ended September 30, 2010, remained unchanged with $1.3 million or 2.0% of revenue in the comparable period in 2009.

Total general and administrative expenses for the first nine months of 2010 increased year-over-year to $6.1 million, compared to $3.9 million in the first nine months of 2009. The Company granted 1.2 million shares to employees on August 31, 2010. The non-cash charge for this stock-based compensation was $2.4 million, which is included in the total G&A expenses. As a percentage of total revenue, first nine month 2010 total G&A expenses, including the stock-based compensation expense of $2.4 million, increased to 7.6% from 6.2% in the same period in 2009.

Other general and administrative expenses for the nine months ended September 30, 2010 were $4.4 million, or 5.5% of revenue, compared to $1.7 million, or 2.7% of revenue, for the comparable period in 2009. Other general and administrative expenses include office expenses, salary and benefits, rent and utilities and other expense.  The increase in general and administrative expenses for the nine months ended September 30, 2010 as compared to the comparable period in 2009 was primarily due to an increase of $2.3 million in salary and benefits expenses, which is primarily due to the stock-based compensation granted to employees on August 31, 2010, and an increase of $0.8 million in professional expenses and other expenses, partially offset a decrease of $0.4 million in office expenses. We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a public reporting company in the United States.

Total operating expenses for the first nine months of 2010 increased year-over-year by 35.3% to $9.6 million.

Operating income for the first nine months of 2010, including the stock-based compensation expense of $2.4 million, was $13.4 million, compared to $10.8 million in the first nine months of 2009.

Interest income for the nine months ended September 30, 2010, was $68,550 compared to interest income of $19,869 for the comparable period in 2009. The increase in interest income is primarily due to an increased deposit balance in our bank account as a result of the proceeds we received in the initial public offering in February 2010.

Imputed interest expenses for the nine months ended September 30, 2010 were nil, compared to $69,680 for the comparable period in 2009 because we did not calculate the imputed interests for related party transactions based on guidance provided by ASC 835-30.

Income tax expenses for the nine months ended September 30, 2010 were $3.7 million as compared to income tax expenses of $2.4 million, for the comparable period in 2009.  The increase in income tax expense for the nine months ended September 30, 2010 was primarily due to an increase in our taxable income in the nine months ended September 30, 2010 and an increase in our tax rate to 22% for the nine months ended September 30, 2010 from 20% in the comparable in 2009.

Net income for the nine months ended September 30, 2010 was $9.8 million compared to $8.3 million for the nine months ended September 30, 2009.

Basic and diluted earnings per share for the first nine months of 2010, including the stock-based compensation expense of $2.4 million, were $0.49 each, based on 19,894,325 and 20,031,011 weighted average shares outstanding, respectively. Basic and diluted earnings per share for the first nine months of 2009 were $0.71 and $0.69, respectively, based on 11,788,790 and 12,128,645 weighted average shares outstanding, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of $36.4 million as of September 30, 2010, as compared to $6.5 million as of September 30, 2009 and $10.6 million as of December 31, 2009, primarily attributable to the increase of funds from the Company’s private placement and public offering. Our funds are kept in financial institutions located in China and these funds are not insured. We have historically funded our operations from our revenue.

In its Shenzhen factory, the Company has installed four new production lines of coreless motors and two new production lines of AC motors. Among these six new productions lines, two production lines of coreless motors and two production lines of AC motors began production in August 2010. The other two production lines of coreless motor units are expected to begin production in December 2010.

In Zhejiang, the Company leased a new factory in July 2010. Ningbo HBL produces micro motor products at this new factory and it has installed four AC motor production lines, two in August and two in October, with a total annual capacity of approximately 14.4 million units. Two of these four new AC motor production lines began production during the first week of September 2010 and the other two production lines are expected to begin production in late November 2010.

Following completion of these ten new production lines, the Company will have approximately 21.6 million units of new capacity for AC motors and approximately 43.2 million units of new capacity for coreless motors.

In connection with our public offering on February 3, 2010, Jianrong Li, our former director, the wife of the Company’s Chairman of the Board, the mother of its Chief Executive Officer, a director and officer of several of our subsidiaries and the President of Attainment and Luck Loyal, converted approximately $1.3 million of debt owed to Ms. Li into shares of the Company’s common stock.  The shares were issued at a conversion price equal to the per share price of the shares of common stock sold in the Company’s public offering, which was $4.50 per share.  The Company issued a total of 284,843 shares of common stock to Ms. Li pursuant to the conversion.  As a result of the conversion of the debt into equity, the debt is no longer outstanding.

We are subject to the regulations of the PRC which restricts the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

Our accounts receivable has been an increasingly significant portion of our current assets, representing $16.0 million and $7.8 million as of September 30, 2010 and 2009, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

As of September 30, 2010, inventories amounted to $8.7 million, compared to $7.2 million as of September 30, 2009.

We are required to contribute a portion of our employees’ total salaries to the PRC government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to these funds were approximately $100,128, and $6,173 for the three months ended September 30, 2010 and 2009, respectively, and $225,786 and $18,218 for the nine months ended September 30, 2010 and 2009, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

Net cash provided by operating activities was $9.1 million for the nine months ended September 30, 2010, compared to net cash provided by operations of $6.8 million for nine months ended September 30, 2009. The $2.3 million increase was primarily due to an increase in operating income.

Net cash used in investing activities amounted to approximately $7.7 million for the nine months ended September 30, 2010, compared to net cash used in investing activities of $5.8 million for the nine months ended September 30, 2009. The change was due to an increase in our investment in fixed assets.

Net cash provided by financing activities amounted to $23.4 million for the nine months ended September 30, 2010, compared to $2.9 million for the nine months ended September 30, 2009. The increase of cash provided by financing activities was primarily a result of the receipt of proceeds from the public offering of our common stock during the period.

The ability of Shenzhen YPC to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of our Chinese operating subsidiaries. A majority of our revenue being earned and currency received are denominated in Renminbi, which is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert Renminbi into U.S. Dollars. Accordingly, Shenzhen YPC’s funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

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

Seasonality

Our business is not seasonal in nature.  Seasonality does not have a material impact on our sales.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may face some risk from potential fluctuations in interest rates. Although our debt obligations are primarily short-term in nature and we currently do not have any outstanding long term or short term bank loans, we may borrow bank loans in the future as the need arises. If we borrow bank loans in the future, we may incur significant financing expenses, which may fluctuate with interest rates.

We have not hedged our exposure to interest rate risk. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.

Foreign Currency Risk

Substantially all of our operations are conducted in the PRC and our primary operational currency is the Renminbi. As a result, currently the effect of the fluctuations of Renminbi exchange rates only has a minimal impact on our business operations, but will be increasingly material as we introduce our products widely into new international markets. Substantially all of our revenue and expenses are denominated in Renminbi.  However, we use the U.S. dollar for financial reporting purposes. Conversion of Renminbi into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the Renminbi, there can be no assurance that such exchange rate will not again become volatile or that the Renminbi will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

We currently do not hedge our exposure to fluctuations in the Renminbi to U.S. dollar exchange rate. We may choose to reduce our exposures through financial instruments (hedges) that provide offsets or limits to our exposures when considered appropriate.

Country Risk

A substantial portion of our assets and operations are located and conducted in China. While the PRC economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us.  If there are any changes in any policies by the Chinese government and our business is negatively affected as a result, then our financial results, including our ability to generate revenue and profits, will also be negatively affected.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

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

The facts of the loan transactions and remediation measures are as follows:

During the three months ended March 31, 2010, we incorrectly transferred approximately $1.3 million to an account controlled by Jianrong Li (the “Transfer”). Ms. Li is our former director, the wife of the Company’s Chairman of the Board, the mother of its Chief Executive Officer, a director and officer of several of our subsidiaries and the President of Attainment and Luck Loyal. These funds were transferred to Ms. Li to facilitate a deposit payment related to a contemplated acquisition by the Company. The acquisition was abandoned and in April 2010 the full balance of these funds was returned to the Company. In addition to the Transfer, there were several unrelated transfers to and from Ms. Li. Prior to the Transfer, the outstanding balance to Ms. Li was an accounts receivable of Ms. Li. After the Transfer, the balance became an accounts payable to Ms. Li. Management subsequently evaluated these transactions and determined that the transfers violated Section 402 of the Sarbanes-Oxley Act of 2002. No further transfers, loans, advances or similar arrangements will be made by the Company or any of its subsidiaries to Ms. Li or any of our officers or directors or any of their family members. As a result of the transfers by us to Ms. Li, we and/or our Chief Executive Officer and Chairman of the Board could become subject to sanctions, penalties, investigations or other proceedings.

We have taken and intend to continue to take steps to improve the process designed to prevent such transfers to our directors, officers or related parties to ensure that future Section 402 violations do not occur. We are seeking to improve our controls and procedures in an effort to remediate these deficiencies through improving supervision, education, and training of our accounting staff. To strengthen our internal controls, since the quarter ended June 30, 2010 we strengthened our governance by appointing experienced independent directors to our Board committees to get more objective advice and significant financial and relevant expertise. We believe that expertise from our newly appointed audit committee chair, Tony Shen, and nominating committee chair, James M. Lee, is contributing to our financial reporting process and corporate governance. We also have set up a special project team for internal controls and compliance, and engaged one of the Big-Four audit firms to assist us with implementing and maintaining adequate internal controls as required. Additionally, we set up restrictions to avoid improper money transfers, which require that any internal transfer to a related party or a related to a material transaction must be approved by the internal control manager, our chief financial officer and the Board. We believe that the remedial steps that we have taken and the steps we will continue to take will address the conditions identified by our Chief Executive Officer and Chief Financial Officer in our disclosure controls and procedures. We will continue to monitor the effectiveness of these improvements. Management plans to enlist additional qualified in house accounting personnel and third-party accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter.

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

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. In May 2010, our management identified a material weakness in our controls and procedures regarding our failure to timely disclose and prevent transfers made to Jianrong Li. Ms. Li is our former director, the wife of the Company’s Chairman of the Board, the mother of its Chief Executive Officer, a director and officer of several of our subsidiaries and the President of Attainment and Luck Loyal. This transfer violates Section 402 of the Sarbanes-Oxley Act of 2002. We may encounter additional problems or delays in completing activities necessary to improve our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

We made transfers to a family member of our Chairman of the Board and Chief Executive Officer in violation of Section 402 of the Sarbanes-Oxley Act of 2002 and we or our Chairman of the Board and Chief Executive Officer could become subject to sanctions, penalties, investigations or other proceedings.

During the three months ended March 31, 2010, we incorrectly transferred approximately $1.3 million to an account controlled by Jianrong Li (the “Transfer”). Ms. Li is our former director, the wife of the Company’s Chairman of the Board, the mother of its Chief Executive Officer, a director and officer of several of our subsidiaries and the President of Attainment and Luck Loyal. These funds were transferred to Ms. Li to facilitate a deposit payment related to a contemplated acquisition by the Company. The acquisition was abandoned and in April 2010 the full balance of these funds was returned to the Company. In addition to the Transfer, there were several unrelated transfers to and from Ms. Li. Prior to the Transfer, the outstanding balance to Ms. Li was an accounts receivable of Ms. Li. After the Transfer, the balance became an accounts payable to Ms. Li. Management subsequently evaluated these transactions and determined that the transfers violated Section 402 of the Sarbanes-Oxley Act of 2002. No further transfers, loans, advances or similar arrangements will be made by the Company or any of its subsidiaries to Ms. Li or any of our officers or directors or any of their family members.

Although we have attempted to take remedial steps to address the violation of Section 402 by requiring immediate and full repayment of all transfers, the violation of Section 402 may cause governmental authorities, such as the SEC, to subject us to sanctions, penalties, or investigations or other proceedings, which may not be resolved favorably and will require significant management time and attention, and we could incur costs which could materially and negatively affect our business, results of operations and cash flows. There are no assurances that an investigation or other proceedings will not commence, and if commenced, that such investigation or other proceedings will result in a favorable outcome for us.

We intend to grant a large number shares of our common stock to various officers, directors and employees pursuant to our 2010 Omnibus Incentive Plan for which we will incur significant non-cash charges which will negatively affect our results of operations and which may cause the market price of our common stock to drop significantly, even if our business is doing well.

Our Board of Directors approved the China Electric Motor, Inc. 2010 Omnibus Incentive Plan (the “Plan”) covering 3,000,000 of our common stock on June 28, 2010. Our stockholders approved the Plan at our annual meeting of stockholders on August 2, 2010. We made the following grants pursuant to the Plan on August 31, 2010:

(1) 20,000 shares to each of James M. Lee and Tony Shen, two of the Company’s independent directors, which will vest for each in eight equal quarterly installments;

(2) 250,000 shares to Yue Wang, the Company’s Chief Executive Officer, which shares will vest in 3 equal yearly installments;

(3) an aggregate of 755,500 shares to various management and employees, which shares will vest in two or three equal yearly installments; and

(4) 150,000 shares to Heung Sang Fong, the Company’s Chief Financial Officer and Corporate Secretary and one of its directors, which shares were immediately vested upon grant.

We also agreed to grant:

(1) Heung Sang Fong on January 31, 2012 an additional 300,000 shares, of which 250,000 shares were immediately vested upon grant and of which 50,000 shares will vest on May 31, 2012; and

(2) 25,000 shares to each of Xinming Xiao, the Company’s Chief Operating Officer, and Shenping Wang, the Company’s Chief Technology Officer, on January 29, 2012, which will vest immediately upon grant, and an additional 25,000 shares to each of Mr. Xiao and Mr. Wang on June 1, 2013. Additional terms and conditions of the grants, including the vesting schedule of the additional 25,000 shares to be granted on June 1, 2013, will be determined by the Company’s Board of Directors in accordance with the Plan at the time of the grant.

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

We may undertake acquisitions which may have a material adverse effect on our ability to manage our business and may be unsuccessful.

Our growth strategy may involve the acquisition of new technologies, businesses, products or services or the creation of strategic alliances in areas in which we do not currently operate. These acquisitions could require that our management develop expertise in new areas, manage new business relationships and attract new types of customers. Furthermore, acquisitions may require significant attention from our management, and the diversion of our management’s attention and resources could have a material adverse effect on our ability to manage our business. We may also experience difficulties integrating acquisitions into our existing business and operations. Future acquisitions may also expose us to potential risks, including risks associated with:

•	integration of new operations, services and personnel;
•	unforeseen or hidden liabilities;
•	diversion of resources from our existing businesses and technologies;
•	inability to generate sufficient revenue to offset the costs of acquisitions;
•	potential loss of, or harm to, relationships with employees or customers;
•
possible inconsistencies in standards, controls, procedures and policies among the combined companies and the need to implement company-wide financial, accounting, information, production and other systems;

•	failure to maintain the quality of products that the companies have historically provided;
•	failure to effectively coordinate sales, marketing and distribution functions, including the cross-selling of products; and
•	failure to coordinate geographically diverse organizations.

These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we may expect from such acquisitions and may cause material adverse short term and long term effects on our operating results and financial condition.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006, as amended on June 22, 2009.

The new Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “New M&A Rules”) governs the approval process by which a Chinese company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the New M&A Rules will require the Chinese parties to make a series of applications to certain government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the New M&A Rules is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the New M&A Rules, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our shareholders or sufficiently protect their interests in a transaction. The New M&A Rules allow Chinese government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The New M&A Rules also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets and, in certain transaction structures, requires that consideration must be paid within defined periods, generally not in excess of a year. The New M&A Rules also limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, the New M&A Rules may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our investors’ economic interests.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On July 20, 2010, the Company issued 2,000 shares of its common stock to RedChip Companies, Inc. pursuant to a Conference and Research Agreement by and between the Company and RedChip Companies, Inc. (“RedChip”) dated February 3, 2010. The fair value of such services received during this period was calculated as the market price at the date of grant. The shares were issued to RedChip in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 promulgated thereunder.  RedChip qualified as an accredited investor (as defined by Rule 501 under the Securities Act).

Item 6. Exhibits

(a)          Exhibits

Exhibit Number	Description of Document

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CHINA ELECTRIC MOTOR, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Electric Motor, Inc.
(Registrant)

Dated: November 12, 2010	By:	/s/ Yue Wang
Yue Wang
Chief Executive Officer

	By:	/s/ Heung Sang Fong
Heung Sang Fong
Chief Financial Officer